Form 10-Q
period 2023-03-31
Forward Industries, Inc.
filed 2023-05-12
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of April 30, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$2,355,713	$2,575,522
Accounts receivable, net	8,184,823	7,542,666
Inventories, net	2,920,982	3,801,030
Prepaid expenses and other current assets	511,020	417,605
Total current assets	13,972,538	14,336,823

Property and equipment, net	261,211	241,146
Intangible assets, net	999,522	1,105,901
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,227,103	3,427,726
Other assets	68,737	68,737
Total assets	$20,287,793	$20,939,015

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$408,838	$268,160
Due to Forward China	8,977,441	7,713,880
Deferred income	166,395	438,878
Current portion of earnout consideration	–	25,000
Current portion of operating lease liability	396,652	377,940
Accrued expenses and other current liabilities	957,613	1,153,906
Total current liabilities	10,906,939	9,977,764

Other liabilities:
Note payable to Forward China	1,300,000	1,400,000
Operating lease liability, less current portion	3,046,856	3,249,824
Earnout consideration, less current portion	30,000	45,000
Total other liabilities	4,376,856	4,694,824
Total liabilities	15,283,795	14,672,588

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at March 31, 2023 and September 30, 2022	100,612	100,612
Additional paid-in capital	20,154,505	20,115,711
Accumulated deficit	(15,251,119)	(13,949,896)
Total shareholders' equity	5,003,998	6,266,427
Total liabilities and shareholders' equity	$20,287,793	$20,939,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022

Revenues, net	$10,657,980	$10,314,563	$21,467,659	$21,928,304
Cost of sales	9,145,550	8,061,889	18,036,528	17,056,861
Gross profit	1,512,430	2,252,674	3,431,131	4,871,443

Sales and marketing expenses	773,309	704,102	1,463,609	1,441,780
General and administrative expenses	1,583,179	1,871,311	3,278,457	3,538,188
Loss from operations	(844,058)	(322,739)	(1,310,935)	(108,525)

Fair value adjustment of earnout consideration	–	–	(40,000)	–
Interest expense	26,781	30,864	54,739	63,691
Interest income	(856)	–	(856)	–
Other expense/(income), net	965	2,732	(23,595)	4,095
Loss before income taxes	(870,948)	(356,335)	(1,301,223)	(176,311)

Provision for income taxes	–	–	–	–

Net loss	$(870,948)	$(356,335)	$(1,301,223)	$(176,311)

Loss per share:
Basic	$(0.09)	$(0.04)	$(0.13)	$(0.02)
Diluted	$(0.09)	$(0.04)	$(0.13)	$(0.02)

Weighted average common shares outstanding:
Basic	10,061,185	10,061,185	10,061,185	10,061,185
Diluted	10,061,185	10,061,185	10,061,185	10,061,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Six Months Ended March 31, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427

Share-based compensation	–	–	23,935	–	23,935
Net loss	–	–	–	(430,275)	(430,275)

Balance at December 31, 2022	10,061,185	100,612	20,139,646	(14,380,171)	5,860,087

Share-based compensation	–	–	14,859	–	14,859
Net loss	–	–	–	(870,948)	(870,948)

Balance at March 31, 2023	10,061,185	$100,612	$20,154,505	$(15,251,119)	$5,003,998

	For the Three and Six Months Ended March 31, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	38,800	–	38,800
Net income	–	–	–	180,024	180,024

Balance at December 31, 2021	10,061,185	100,612	19,953,276	(12,391,621)	7,662,267

Share-based compensation	–	–	66,012	–	66,012
Net loss	–	–	–	(356,335)	(356,335)

Balance at March 31, 2022	10,061,185	$100,612	$20,019,288	$(12,747,956)	$7,371,944

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(1,301,223)	$(176,311)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Share-based compensation	38,794	104,812
Depreciation and amortization	156,131	156,531
Bad debt expense	43,697	59,635
Change in fair value of earnout consideration	(40,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(685,854)	15,184
Inventories	880,048	(1,834,922)
Prepaid expenses and other current assets	(93,415)	(255,178)
Accounts payable and due to Forward China	1,404,239	1,578,086
Deferred income	(272,483)	432,877
Net changes in operating lease liabilities	16,367	22,100
Accrued expenses and other current liabilities	(196,293)	257,513
Net cash (used in)/provided by operating activities	(49,992)	360,327

Investing Activities:
Purchases of property and equipment	(69,817)	(129,500)
Net cash used in investing activities	(69,817)	(129,500)

Financing Activities:
Repayment of note payable to Forward China	(100,000)	(100,000)
Net cash used in financing activities	(100,000)	(100,000)

Net (decrease)/increase in cash	(219,809)	130,827
Cash at beginning of period	2,575,522	1,410,365
Cash at end of period	$2,355,713	$1,541,192

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54,739	$63,669
Cash paid for taxes	$5,385	$6,795

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$–	$204,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design, manufacturing, sourcing and distribution company serving top tier medical and technology customers worldwide. Through the growth in our design segment, the Company is able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

Liquidity

For the six months ended March 31 2023, the Company generated a net loss of $1,301,000, and used $50,000 of cash flows in operating activities. Based on our forecasted cash flows, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least May 31, 2024. At March 31, 2023, the Company had $1,300,000 of borrowing available under its line of credit with a bank that was renewed in March 2023 and has a maturity date of May 31, 2024 (see Note 10). Considering the loss of a significant OEM distribution segment customer (see Note 5), management reduced its OEM distribution segment sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward Industries Asia-Pacific Corporation (“Forward China”), which is scheduled to expire on October 22, 2023 (see Note 8). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the agreement, which is expected to result in cash savings of $100,000 for the remainder of the 2023 fiscal year. The Company and Forward China have begun negotiations on a new sourcing agreement. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful. If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM and retail distribution businesses prior to the expiration of the agreement. In light of these events, and the continued retail distribution segment operating losses, management is planning to further evaluate the Company’s OEM and retail distribution segment cost structures and implement additional cost cutting initiatives as deemed necessary.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact our business with high capitalized inventory costs for inbound ocean freight, particularly from the Asia-Pacific region, and expenses associated with outbound ground transportation. We expect to see the benefits of declining ocean freight costs in future periods. Inflation, in part associated with the pandemic, continues to increase the cost of acquiring and retaining our employees and acquiring inventory. The instability of transportation costs and future inflation are still largely unknown but are expected to continue throughout the fiscal year ended September 30, 2023 (“Fiscal 2023”).

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

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein but are not necessarily indicative of the results of operations for Fiscal 2023. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and with the disclosures and risk factors presented therein. The September 30, 2022 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Segment Reporting

The Company has three reportable segments: Original Equipment Manufacturing (“OEM”) distribution, retail distribution and design. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers worldwide. The retail distribution segment sources and sells smart-enabled furniture, hot tubs and saunas, and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($8,430,000 and $7,861,000 at March 31, 2023 and September 30, 2022, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At March 31, 2023 and September 30, 2022, the Company had no allowances for doubtful accounts for the OEM distribution segment, allowances for doubtful accounts of $48,000 and $20,000, respectively, for the retail distribution segment and $851,000 and $852,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At March 31, 2023 and September 30, 2022, the Company recorded accounts receivable allowances of $153,000 and $55,000, respectively, for the retail distribution segment.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. The allowance is established through charges to cost of sales in the Company’s condensed consolidated statements of operations. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At March 31, 2023 and September 30, 2022, the allowance for slow-moving inventory, which relates entirely to our retail segment, was $657,000 and $535,000, respectively.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at March 31, 2023, September 30, 2022 or September 30, 2021.

Retail Distribution Segment

The retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification, “ASC”, 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at March 31, 2023, September 30, 2022 or September 30, 2021.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $807,000, $609,000 and $693,000 at March 31, 2023, September 30, 2022 and September 30, 2021, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $166,000, $439,000 and $188,000 at March 31, 2023, September 30, 2022 and September 30, 2021, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at March 31, 2023.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at March 31, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At March 31, 2023, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

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

Leases

Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. Certain leases may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets on the condensed consolidated balance sheets. The current and long-term portions of operating lease liabilities are shown separately as such on the condensed consolidated balance sheets.

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

NOTE 3          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2023			September 30, 2022
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(183,000)	(792,000)	(975,000)	(164,000)	(705,000)	(869,000)
Net carrying amount	$402,000	$598,000	$1,000,000	$421,000	$685,000	$1,106,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended March 31, 2023 and 2022, and $106,000 for the six months ended March 31, 2023 and 2022, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At March 31, 2023, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2023	$106,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Thereafter	265,000
Total	$1,000,000

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

NOTE 4          FAIR VALUE MEASUREMENTS

The earnout consideration of $30,000 and $70,000 at March 31, 2023 and September 30, 2022, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe, which provides annual contingent earnout payments based on results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. During the three months ended December 31, 2022, the Company reduced this liability from $70,000 to $30,000 based on changes to the expected likelihood of Kablooe reaching the specified earnings targets. The resulting gain has been recorded as a component of other income on the condensed consolidated statement of operations.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues:
OEM distribution	$4,057,000	$4,676,000	$8,434,000	$9,917,000
Retail distribution	919,000	649,000	1,976,000	2,041,000
Design	5,682,000	4,990,000	11,058,000	9,970,000
Total segment revenues	$10,658,000	$10,315,000	$21,468,000	$21,928,000

Operating income/(loss):
OEM distribution	$28,000	$326,000	$140,000	$823,000
Retail distribution	(736,000)	(356,000)	(1,062,000)	(584,000)
Design	531,000	389,000	963,000	974,000
Total segment operating (loss)/income	(177,000)	359,000	41,000	1,213,000
General corporate expenses	(667,000)	(682,000)	(1,352,000)	(1,322,000)
Total (loss)/income from operations	(844,000)	(323,000)	(1,311,000)	(109,000)
Other (income)/expense, net	27,000	33,000	(10,000)	67,000
(Loss)/income before income taxes	$(871,000)	$(356,000)	$(1,301,000)	$(176,000)

Depreciation and amortization:
OEM distribution	$1,000	$3,000	$2,000	$4,000
Design	78,000	80,000	154,000	153,000
Total depreciation and amortization	$79,000	$83,000	$156,000	$157,000

	March 31, 2023	September 30, 2022
Segment Assets:
OEM distribution	$4,530,000	$4,276,000
Retail distribution	2,961,000	3,816,000
Design	6,373,000	6,116,000
Total segment assets	13,864,000	14,208,000
General corporate assets	6,424,000	6,731,000
Total assets	$20,288,000	$20,939,000

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from one customer or its affiliates or contract manufacturers represented 12.7% of the Company’s consolidated net revenues for the three months ended March 31, 2023 and revenues from two customers represented 26.2% of the Company’s consolidated net revenues for the three months ended March 31, 2022. Revenues from two customers or their affiliates or contract manufacturers represented 22.6% and 25.7% of the Company’s consolidated net revenues for the six months ended March 31, 2023 and 2022, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2023, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 24.1% and 11.7% of the Company’s consolidated net revenues for the three months ended March 31, 2023 and 2022, respectively, and 19.2% and 10.2% of the Company’s consolidated net revenues for the six months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and September 30, 2022, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from two customers or their affiliates or contract manufacturers represented 31.3% and 28.1%, respectively, of the Company’s consolidated accounts receivable at March 31, 2023 and September 30, 2022.

At March 31, 2023, the Company had one customer in the design segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 19.6% of the Company’s consolidated accounts receivable at March 31, 2023. There were no customers in the design segment whose individual percentage of the Company’s consolidated accounts receivable was 10% or greater at September 30, 2022.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues for both the six months ended March 31, 2023 and 2022. The Company expects the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

NOTE 6          SHARE-BASED COMPENSATION

Stock Options

No options were granted during the six months ended March 31, 2023.

In October 2021 and January 2022, the Company granted options to non-employee directors to purchase an aggregate of 58,000 and 83,000 shares, respectively, of its common stock at an exercise price of $2.39 and $1.56 per share, respectively. The options expire five years from the date of grant, approximately half vested immediately and approximately half vested one year from the date of grant. The options have a weighted average grant-date fair value of $1.03 and $0.72 per share, respectively, and each grant has an aggregate grant-date fair value of $60,000, which was recognized ratably over the vesting period.

In January 2022, the Company granted options to one of its employees to purchase an aggregate of 14,000 shares of its common stock at an exercise price of $1.56 per share. The options expire five years from the date of grant, approximately one-third vested immediately, approximately one-third vested one year from the date of grant and approximately one-third vest two years from the date of grant. The options have a weighted average grant-date fair value of $0.73 per share and an aggregate grant-date fair value of $10,000, which is recognized ratably over the vesting period.

In February 2022, the Company granted options to one of its non-employee directors to purchase an aggregate of 31,000 shares of its common stock at an exercise price of $1.68 per share. The options vested one year from the date of grant and expire five years from the date of grant. The options have a weighted average grant-date fair value of $0.80 per share and an aggregate grant-date fair value of $25,000, which was recognized ratably over the vesting period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no options exercised during the six months ended March 31, 2023 or 2022.

The Company recognized compensation expense for stock option awards of $15,000 and $66,000 during the three months ended March 31, 2023 and 2022, respectively, and $39,000 and $105,000 during the six months ended March 31, 2023, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At March 31, 2023, there was $9,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.5 years.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(871,000)	$(356,000)	$(1,301,000)	$(176,000)
Denominator:
Weighted average common shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000
Dilutive common share equivalents	–	–	–	–
Weighted average diluted shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000

Loss per share:
Basic	$(0.09)	$(0.04)	$(0.13)	$(0.02)
Diluted	$(0.09)	$(0.04)	$(0.13)	$(0.02)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Options	1,040,000	1,110,000	1,040,000	1,110,000
Warrants	151,000	151,000	151,000	151,000
Total potentially dilutive shares	1,191,000	1,261,000	1,191,000	1,261,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and pays Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $349,000 and $350,000 during the three months ended March 31, 2023 and 2022, respectively, and $694,000 and $712,000 during the six months ended March 31, 2023 and 2022, respectively, which are included as a component of cost of sales upon sales of the related products. Considering the loss of a significant OEM distribution customer (see Note 5), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which is expected to result in cash savings of $100,000 for the remainder of Fiscal 2023. The Company and Forward China have begun negotiations on a new sourcing agreement. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful. If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM and retail distribution businesses prior to the expiration of the agreement.

The Company has prepayments to Forward China for inventory purchases of $20,000 at March 31, 2023 and September 30, 2022, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $26,000 and $31,000 in the three months ended March 31, 2023 and 2022, respectively, and $54,000 and $63,000 in the six months ended March 31, 2023 and 2022, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $100,000 on this note during the six months ended March 31, 2023, and this note has a remaining balance of $1,300,000 at March 31, 2023.

Other Related Party Activity

The Company sells smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $543,000 and $441,000 in the three months ended March 31, 2023 and 2022, respectively, and $1,041,000 and $981,000 in the six months ended March 31, 2023 and 2022, respectively. The Company has an agreement with Justwise effective March 1, 2022, under which (i) Justwise will perform design and marketing services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company will pay Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement is effective until August 31, 2023, may be extended thereafter for a mutually agreed upon term and can be terminated thereafter by either party giving three months’ notice. The Company incurred costs of $33,000 and $65,000 under this agreement for the three and six months ended March 31, 2023, respectively, of which $30,000 and $60,000, respectively, were included in selling and marketing expenses and $3,000 and $5,000, respectively, are included as a component of cost of sales upon sales of the related products. The Company incurred costs of $10,000 under this agreement for the three and six months ended March 31, 2022, which were included in selling and marketing expenses. The Company had accounts payable to Justwise of $1,000 and $15,000 at March 31, 2023 and September 30, 2022, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $251,000 and $135,000 for the three months ended March 31, 2023 and 2022, respectively, and $385,000 and $401,000 for the six months ended March 31, 2023 and 2022, respectively. The Company had no accounts receivable from this customer at March 31, 2023 or September 30, 2022.

NOTE 9          LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in March 2023. The line of credit has a maturity date of May 31, 2024, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 8.75% and 7.0% at March 31, 2023 and September 30, 2022, respectively. At March 31, 2023, the Company had $1,300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2022, the Company was in compliance with such covenants.

NOTE 11         LEASES

The Company’s operating leases are primarily for engineering, corporate and administrative office space. Cash paid for amounts included in operating lease liabilities for the six months ended March 31, 2023 and 2022, which have been included in cash flows from operating activities, was $286,000 and $294,000, respectively. Details of operating lease expense are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense included in:
Sales and marketing expense	$2,000	$13,000	$3,000	$27,000
General and administrative expense	162,000	141,000	309,000	283,000
Total	$164,000	$154,000	$312,000	$310,000

At March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 8.0 years and a weighted average discount rate of 5.7%.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2023, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2023	$290,000
Fiscal 2024	592,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Thereafter	1,979,000
Total future minimum lease payments	4,346,000
Less imputed interest	(902,000)
Present value of lease liabilities	3,444,000
Less current portion of lease liabilities	(397,000)
Long-term portion of lease liabilities	$3,047,000

NOTE 12         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2023 and September 30, 2022 are as follows:

	March 31	September 30,
	2023	2022
Accrued commissions/bonuses	$474,000	$722,000
Paid time off	288,000	228,000
Other	196,000	204,000
Total	$958,000	$1,154,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.  The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2023 (the “2023 Quarter” and “2023 Period”, respectively) with those for the three and six months ended March 31, 2022 (the “2022 Quarter” and “2022 Period”, respectively). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

Forward Industries, Inc. is a global design, manufacturing, sourcing and distribution company serving top tier medical and technology customers worldwide. Through the growth in our design segment, we are able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

Our design segment provides hardware and software product design and engineering services to customers predominantly located in the U.S. Our OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs, or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. Our retail distribution segment sources and sells smart-enabled furniture, hot tubs and saunas, and various other products through online retailer websites to customers predominately located in the U.S. and Canada.

The effects of the COVID-19 pandemic continue to impact our business with high capitalized inventory costs for inbound ocean freight, particularly from the Asia-Pacific region, and expenses associated with outbound ground transportation. We expect to see the benefits of declining ocean freight costs in future periods. Inflation, in part associated with the pandemic, continues to increase the cost of acquiring and retaining our employees and acquiring inventory. The instability of transportation costs and future inflation are still largely unknown but are expected to continue throughout Fiscal 2023.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Consolidated Results

The table below summarizes our consolidated results of operations for the 2023 Quarter as compared to the 2022 Quarter:

	Consolidated Results of Operations
	2023 Quarter	2022 Quarter	Change ($)	Change (%)
Revenues, net	$10,658,000	$10,315,000	$343,000	3.3%
Cost of sales	9,146,000	8,063,000	1,083,000	13.4%
Gross profit	1,512,000	2,252,000	(740,000)	(32.9%	)
Sales and marketing expenses	773,000	704,000	69,000	9.8%
General and administrative expenses	1,583,000	1,871,000	(288,000)	(15.4%	)
Loss from operations	(844,000)	(323,000)	(521,000)	161.3%
Other expense, net	27,000	33,000	(6,000)	(18.2%	)
Provision for income taxes	–	–	–	–
Net loss	$(871,000)	$(356,000)	$(515,000)	144.7%

The discussion that follows below provides further details about our results of operations for the 2023 Quarter as compared to the 2022 Quarter.

Net revenues increased in the design and retail distribution segments but were partially offset by lower revenues in the OEM distribution segment.

Our gross profit decreased across all segments and our gross margin declined from 21.8% in the 2022 Quarter to 14.2% in the 2023 Quarter, driven by continued pricing pressures from our customers, high product, importation and logistics costs, additional retail inventory reserves and inflation. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of Fiscal 2023.

Sales and marketing expenses increased in the 2023 Quarter primarily due to sales related severance costs in the OEM distribution segment and higher advertising and commission expense in the design segment. Sales and marketing as a percentage of revenues increased to 7.3% in the 2023 Quarter from 6.8% in the 2022 Quarter. If revenues from the retail distribution segment grow to comprise a significantly larger portion of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenues, to increase in future periods.

General and administrative expenses decreased in the 2023 Quarter, primarily related to lower bad debt expense in the design segment. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The decrease in other expense is primarily due to a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a net loss of $871,000 and $356,000 in the 2023 Quarter and 2022 Quarter, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share was $0.09 and $0.04 for the 2023 Quarter and the 2022 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2023 Quarter revenues	$4,057,000	$919,000	$5,682,000	$–	$10,658,000
2022 Quarter revenues	4,676,000	649,000	4,990,000	–	10,315,000
Change	$(619,000)	$270,000	$692,000	$–	$343,000

2023 Quarter operating income/(loss)	$28,000	$(736,000)	$531,000	$(667,000)	$(844,000)
2022 Quarter operating income/(loss)	326,000	(356,000)	389,000	(682,000)	(323,000)
Change	$(298,000)	$(380,000)	$142,000	$15,000	$(521,000)

OEM Distribution Segment

The decrease in net revenues in the OEM distribution segment resulted from lower sales volume from diabetic customers, which was partially offset by increased revenue from other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues in both the 2023 Quarter and 2022 Quarter. We expect the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2023 Quarter	2022 Quarter	Change ($)	Change (%)
Diabetic products	$3,374,000	$4,159,000	$(785,000)	(18.9%	)
Other products	683,000	517,000	166,000	32.1%
Total net revenues	$4,057,000	$4,676,000	$(619,000)	(13.2%	)

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

Revenues from diabetic products decreased due to lower volumes from one major customer in the 2023 Quarter resulting from lower demand and the loss of one product to a competitor. These decreases were partially offset by an increase in volumes from another customer that was timing related. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 83% of net revenues for the OEM distribution segment in the 2023 Quarter compared to 89% in the 2022 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to higher sales volume with some existing customers, which was partially offset by lower sales volume from some other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin decreased from 7.0% in the 2022 Quarter to 0.7% in the 2023 Quarter, driven by lower gross margins due to lower revenues and a shift in the mix of revenue, coupled with sales related severance costs. While diabetic revenues decreased overall, the decrease was mostly from more profitable products, thus driving overall gross margins down. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward China, which is scheduled to expire on October 22, 2023 (See Note 8 to the condensed consolidated financial statements). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement, which is expected to result in cash savings of $100,000 for the remainder of the 2023 fiscal year. The Company and Forward China have begun negotiations on a new sourcing agreement.  While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM and retail distribution businesses prior to the expiration of the agreement. Management is planning to further evaluate the OEM distribution segment cost structure and implement additional cost cutting initiatives as deemed necessary.

Retail Distribution Segment

The increase in net revenues in the 2023 Quarter was driven by higher sales volumes and additional product offerings with existing retailers, and, to a lesser extent, business from new retailers, which was partially offset by price reductions on certain products. As inflation continues to increase the cost of products and constrain consumer spending, profitability continues to be challenging in the retail segment. We plan to focus our sales and sales support teams on efforts to match our product offerings with consumer demand, sell off slow-moving inventory to reduce storage and other inventory holding costs, strategically increase the volume of revenue from more profitable products, attempt to negotiate lower costing for these products, and expand these product offerings through additional retailer websites.

The cost of importation, storage, and other logistics services, coupled with additional inventory reserves, outpaced revenue leading to a decline in gross margin from the 2022 Quarter to the 2023 Quarter. This was partially offset by slightly lower sales and marketing expenses driven by a reduction in commission expense resulting from a change in the mix of revenue. The operating loss margin increased from 54.9% in the 2022 Quarter to 80.1% in the 2023 Quarter. Management continues to evaluate plans to reduce costs in efforts to improve operating results in the retail distribution segment, including the consolidation of warehouse facilities and selling off slow-moving inventory to reduce storage costs.

Design Segment

The increase in net revenues in the design segment was primarily driven by an increase in revenue from one major customer, coupled with an increase in projects from new and other existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased and operating income margin increased from 7.8% in the 2022 Quarter to 9.3% in 2023 Quarter. The impact of better utilization, increased billing rates and lower general and administrative expenses, driven by lower bad debt expense, was partially offset by higher direct labor costs, driven by inflationary pressures, and slightly higher sales and marketing expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2023 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2022

Consolidated Results

The table below summarizes our consolidated results of operations for the 2023 Period as compared to the 2022 Period:

	Consolidated Results of Operations
	2023 Period	2022 Period	Change ($)	Change (%)
Revenues, net	$21,468,000	$21,928,000	$(460,000)	(2.1%	)
Cost of sales	18,037,000	17,057,000	980,000	5.7%
Gross profit	3,431,000	4,871,000	(1,440,000)	(29.6%	)
Sales and marketing expenses	1,464,000	1,442,000	22,000	1.5%
General and administrative expenses	3,278,000	3,538,000	(260,000)	(7.3%	)
Loss from operations	(1,311,000)	(109,000)	(1,202,000)	1102.8%
Other (income)/expense, net	(10,000)	67,000	(77,000)	(114.9%	)
Provision for income taxes	–	–	–	–
Net loss	$(1,301,000)	$(176,000)	$(1,125,000)	639.2%

The discussion that follows below provides further details about our results of operations for the 2023 Period as compared to the 2022 Period.

Net revenues declined in the OEM and retail distribution segments but were partially offset by higher revenues in the design segment.

Our gross profit decreased across all segments and our gross margin declined from 22.2% in the 2022 Period to 16.0% in the 2023 Period, driven by continued pricing pressures from our customers, high product, importation and logistics costs, additional retail inventory reserves and inflation. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of Fiscal 2023.

Sales and marketing expenses increased slightly in the 2023 Period as sales related severance costs in the OEM distribution segment and higher advertising and commission expenses in the design segment were partially offset by lower retail sales commissions resulting from a change in the mix of revenue. Sales and marketing as a percentage of revenues increased slightly from 6.6% in the 2022 Period to 6.8% in the 2023 Period. If revenues from the retail distribution segment grow to comprise a significantly larger portion of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenues, to increase in future periods.

General and administrative expenses decreased in the 2023 Period, primarily related to lower bad debt expense in the design segment. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other income of $10,000 in the 2023 Period compared to net other expense of $67,000 in the 2022 Period. The variance is due to fair value adjustments of $40,000 in the 2023 Period to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Period, foreign currency fluctuations and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a net loss of $1,301,000 and $176,000 in the 2023 Period and 2022 Period, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share was $0.13 and $0.02 for the 2023 Period and the 2022 Period, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year period.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2023 Period revenues	$8,434,000	$1,976,000	$11,058,000	$–	$21,468,000
2022 Period revenues	9,917,000	2,041,000	9,970,000	–	21,928,000
Change	$(1,483,000)	$(65,000)	$1,088,000	$–	$(460,000)

2023 Period operating income/(loss)	$140,000	$(1,062,000)	$963,000	$(1,352,000)	$(1,311,000)
2022 Period operating income/(loss)	823,000	(584,000)	974,000	(1,322,000)	(109,000)
Change	$(683,000)	$(478,000)	$(11,000)	$(30,000)	$(1,202,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased from lower sales volume from both diabetic customers as well as other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues in both the 2023 Period and 2022 Period. We expect the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2023 Period	2022 Period	Change ($)	Change (%)
Diabetic products	$7,359,000	$8,393,000	$(1,034,000)	(12.3%	)
Other products	1,075,000	1,524,000	(449,000)	(29.5%	)
Total net revenues	$8,434,000	$9,917,000	$(1,483,000)	(15.0%	)

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

Revenues from diabetic products decreased due to lower demand from one major customer and the loss of one product to a competitor. These decreases were partially offset by an increase in demand from another customer, which was timing related. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 87% of net revenues for the OEM distribution segment in the 2023 Period compared to 85% in the 2022 Period.

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

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin decreased from 8.3% in the 2022 Period to 1.7% in the 2023 Period, driven by lower gross margins due to lower revenues and a shift in the mix of revenue. While revenues decreased in both diabetic and other products, the decrease in diabetic revenue was mostly from more profitable products, thus driving overall gross margins down. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers. Sales related severance costs had a lesser impact in the 2023 Period as they were mostly offset by savings in other sales related expenses.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward China, which is scheduled to expire on October 22, 2023 (See Note 8 to the condensed consolidated financial statements). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement, which is expected to result in cash savings of $100,000 for the remainder of Fiscal 2023. The Company and Forward China have begun negotiations on a new sourcing agreement.  While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM and retail distribution businesses prior to the expiration of the agreement. Management is planning to further evaluate the OEM distribution segment cost structure and implement additional cost cutting initiatives as deemed necessary.

Retail Distribution Segment

Net revenues decreased slightly in the 2023 Period as lower sales volumes and price reductions on certain products were mostly offset by higher sales volumes and additional product offerings with other retailers, and, to a lesser extent, business with new retailers. As inflation continues to increase the cost of products and constrain consumer spending, profitability continues to be challenging in the retail segment. We plan to focus our sales and sales support teams on efforts to match our product offerings with consumer demand, sell off slow-moving inventory to reduce storage and other inventory holding costs, strategically increase the volume of revenue from more profitable products, attempt to negotiate lower costing for these products, and expand these product offerings through additional retailer websites.

The cost of importation, storage and other logistics services, coupled with additional inventory reserves, outpaced revenue leading to a decline in gross margin from the 2022 Period to the 2023 Period. This was partially offset by lower sales and marketing expenses driven by a reduction in commission expense resulting from a change in the mix of revenue. The operating loss margin increased from 28.6% in the 2022 Period to 53.7% in the 2023 Period. Management continues to evaluate plans to reduce costs in efforts to improve operating results in the retail distribution segment including the consolidation of warehouse facilities and selling off slow-moving inventory to reduce storage costs.

Design Segment

The increase in net revenues in the design segment was driven by an increase in revenue from one major customer, coupled with an increase in projects from new and existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment decreased and operating income margin decreased from 9.8% in the 2022 Period to 8.7% in 2023 Period. The impact of higher direct labor costs driven by inflationary pressures, coupled with higher sales and marketing expenses, was slightly offset by better utilization and increased billing rates and lower general and administrative expenses, driven by lower bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At March 31, 2023, our working capital was $3,066,000 compared to $4,359,000 at September 30, 2022, the decrease primarily due to higher payables and lower inventories, partially offset by higher accounts receivable balances. At April 30, 2023, we had approximately $2,800,000 cash on hand and $1,300,000 available under our line of credit with a bank which was renewed in March 2023 and matures May 31, 2024. Considering the loss of a significant OEM distribution segment customer (see Note 5 to the condensed consolidated financial statements), which led to the April 2023 reduction in the sourcing fee to Forward China, and the continued retail distribution segment operating losses, management reduced its OEM segment sales and marketing personnel in March 2023 and is planning to further evaluate the Company’s OEM and retail cost structure and implement additional cost cutting initiatives as deemed necessary.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 8 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $1,300,000 after we made principal payments of $300,000 through March 31, 2023. We made additional principal payments on this note of $50,000 subsequent to March 31, 2023. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At March 31, 2023, our accounts payable due to Forward China was $8,977,000. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will continue to extend payment terms on outstanding payables when we need them, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During the 2023 Period and 2022 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2023 Period, cash used in operating activities of $50,000 resulted from a net loss of $1,301,000, an increase in accounts receivable of $686,000, a decrease in accrued expenses and other current liabilities of $196,000, a decrease in deferred income of $272,000 and the net change in other operating assets and liabilities of $78,000, partially offset by a decrease in inventories of $880,000, an increase in accounts payable and amounts due to Forward China of $1,404,000 and non-cash expenses of $199,000 related to fair value adjustments, depreciation, amortization, share-based compensation and bad debt expense.

During the 2022 Period, cash provided by operating activities of $360,000 primarily resulted from an increase in accounts payable, accrued expenses and amounts due to Forward China of $1,836,000, and increase in deferred income of $433,000 and non-cash expenses of $321,000 for depreciation, amortization, share-based compensation and bad debt expense, partially offset by an operating loss of $109,000, an increase in inventories of $1,835,000, a decrease in prepaid expenses and other current assets of $255,000 and the net change in other operating assets and liabilities of $31,000.

Investing Activities

Cash used in investing activities in the 2023 Period and the 2022 Period of $70,000 and $130,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2023 Period and the 2022 Period of $100,000 consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  May 12, 2023

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer) By: /s/Anthony Camarda Anthony Camarda Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2		Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-K	12/16/22	4.2
10.1		Consultancy Agreement dated September 1, 2022 – Justwise Group Ltd.	10-K	12/16/22	10.11
31.1		CEO Certification (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)				Filed

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

