Form 10-Q
period 2023-06-30
Forward Industries, Inc.
filed 2023-08-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of July 31, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
Assets	(Unaudited)

Current assets:
Cash	$2,821,163	$2,575,522
Accounts receivable, net	7,659,132	7,542,666
Inventories, net	1,892,790	3,801,030
Prepaid expenses and other current assets	689,955	417,605

Total current assets	13,063,040	14,336,823

Property and equipment, net	282,308	241,146
Intangible assets, net	946,333	1,105,901
Goodwill	1,758,682	1,758,682
Operating lease right-of-use assets, net	3,124,871	3,427,726
Other assets	68,737	68,737

Total assets	$19,243,971	$20,939,015

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$684,616	$268,160
Due to Forward China	7,948,249	7,713,880
Deferred income	264,726	438,878
Current portion of earnout consideration	–	25,000
Current portion of operating lease liability	406,223	377,940
Accrued expenses and other current liabilities	1,283,337	1,153,906
Total current liabilities	10,587,151	9,977,764

Other liabilities:
Note payable to Forward China	1,200,000	1,400,000
Operating lease liability, less current portion	2,942,772	3,249,824
Earnout consideration, less current portion	30,000	45,000
Total other liabilities	4,172,772	4,694,824

Total liabilities	14,759,923	14,672,588

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at June 30, 2023 and September 30, 2022	100,612	100,612
Additional paid-in capital	20,171,299	20,115,711
Accumulated deficit	(15,787,863)	(13,949,896)

Total shareholders' equity	4,484,048	6,266,427

Total liabilities and shareholders' equity	$19,243,971	$20,939,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022

Revenues, net	$10,127,159	$10,588,835	$31,594,818	$32,517,139
Cost of sales	8,303,997	8,671,103	26,340,525	25,727,964
Gross profit	1,823,162	1,917,732	5,254,293	6,789,175

Sales and marketing expenses	711,472	664,484	2,175,081	2,106,263
General and administrative expenses	1,633,740	1,639,053	4,912,197	5,177,241

Loss from operations	(522,050)	(385,805)	(1,832,985)	(494,329)

Fair value adjustment of earnout consideration	–	–	(40,000)	–
Interest expense	25,475	30,424	80,214	94,115
Interest income	(10,489)	–	(11,345)	–
Other (income)/expense, net	(292)	2,684	(23,887)	6,780
Loss before income taxes	(536,744)	(418,913)	(1,837,967)	(595,224)

Provision for income taxes	–	–	–	–

Net loss	$(536,744)	$(418,913)	$(1,837,967)	$(595,224)

Loss per share:
Basic	$(0.05)	$(0.04)	$(0.18)	$(0.06)
Diluted	$(0.05)	$(0.04)	$(0.18)	$(0.06)

Weighted average common shares outstanding:
Basic	10,061,185	10,061,185	10,061,185	10,061,185
Diluted	10,061,185	10,061,185	10,061,185	10,061,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended June 30, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427

Share-based compensation	–	–	23,935	–	23,935
Net loss	–	–	–	(430,275)	(430,275)

Balance at December 31, 2022	10,061,185	100,612	20,139,646	(14,380,171)	5,860,087

Share-based compensation	–	–	14,859	–	14,859
Net loss	–	–	–	(870,948)	(870,948)

Balance at March 31, 2023	10,061,185	100,612	20,154,505	(15,251,119)	5,003,998

Share-based compensation	–	–	16,794	–	16,794
Net loss	–	–	–	(536,744)	(536,744)

Balance at June 30, 2023	10,061,185	$100,612	$20,171,299	$(15,787,863)	$4,484,048

	For the Three and Nine Months Ended June 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	38,800	–	38,800
Net income	–	–	–	180,024	180,024

Balance at December 31, 2021	10,061,185	100,612	19,953,276	(12,391,621)	7,662,267

Share-based compensation	–	–	66,012	–	66,012
Net loss	–	–	–	(356,335)	(356,335)

Balance at March 31, 2022	10,061,185	100,612	20,019,288	(12,747,956)	7,371,944

Share-based compensation	–	–	43,624	–	43,624
Net loss	–	–	–	(418,913)	(418,913)

Balance at June 30, 2022	10,061,185	$100,612	$20,062,912	$(13,166,869)	$6,996,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(1,837,967)	$(595,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	55,588	148,436
Depreciation and amortization	234,928	233,506
Bad debt expense	20,434	59,918
Change in fair value of earnout consideration	(40,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(136,900)	(37,467)
Inventories	1,908,240	(2,809,177)
Prepaid expenses and other current assets	(272,350)	77,840
Accounts payable and due to Forward China	650,825	3,063,929
Deferred income	(174,152)	435,700
Net changes in operating lease liabilities	24,086	33,891
Accrued expenses and other current liabilities	129,431	546,260
Net cash provided by operating activities	562,163	1,157,612

Investing Activities:
Purchases of property and equipment	(116,522)	(140,342)
Net cash used in investing activities	(116,522)	(140,342)

Financing Activities:
Repayment of note payable to Forward China	(200,000)	(150,000)
Net cash used in financing activities	(200,000)	(150,000)

Net increase in cash	245,641	867,270
Cash at beginning of period	2,575,522	1,410,365
Cash at end of period	$2,821,163	$2,277,635

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$80,214	$94,115
Cash paid for taxes	$7,694	$8,095

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$–	$204,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

In July 2023, the Company decided to cease its retail distribution operations (“Retail Exit”). The Retail Exit will have no effect on the operations of the Company’s other segments. The Company is working on a plan that will ensure the Retail Exit is made in an orderly manner while also satisfying existing customer obligations. At the time of this filing, the Company does not know the extent, or a range, of the costs that it will incur as a result of the exit.

Liquidity

For the nine months ended June 30, 2023, the Company generated a net loss of $1,838,000 and $562,000 of cash flows from operating activities. Based on our forecasted cash flows, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least August 31, 2024. At June 30, 2023, the Company had $1,300,000 of borrowing available under its line of credit with a bank that was renewed in March 2023 and has a maturity date of May 31, 2024 (see Note 10). Considering the loss of a significant Original Equipment Manufacturing (“OEM”) distribution segment customer (see Note 5), management reduced its OEM distribution segment sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward Industries Asia-Pacific Corporation (“Forward China”), which is scheduled to expire on October 22, 2023 (see Note 8). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the agreement, which resulted in cash savings of $50,000 in the third quarter of fiscal 2023 and is expected to result in cash savings of $50,000 for the remainder of the 2023 fiscal year. The Company and Forward China have begun negotiations on a new sourcing agreement. In light of the Retail Exit, the Company plans to discuss a further reduction in the sourcing fee commensurate with the services provided. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM distribution business prior to the expiration of the agreement. Management is planning to further evaluate the OEM distribution segment cost structure and implement additional cost cutting initiatives as deemed necessary.

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

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein but are not necessarily indicative of the results of operations for the full year of fiscal 2023. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and with the disclosures and risk factors presented therein. The September 30, 2022 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($8,064,000 and $7,861,000 at June 30, 2023 and September 30, 2022, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2023 and September 30, 2022, the Company had no allowances for doubtful accounts for the OEM distribution segment, allowances for doubtful accounts of $39,000 and $20,000, respectively, for the retail distribution segment and $837,000 and $852,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At June 30, 2023 and September 30, 2022, the Company recorded accounts receivable allowances of $161,000 and $55,000, respectively, for the retail distribution segment.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. The allowance is established through charges to cost of sales in the Company’s condensed consolidated statements of operations. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At June 30, 2023 and September 30, 2022, the allowance for slow-moving inventory, which relates entirely to our retail segment, was $779,000 and $535,000, respectively.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at June 30, 2023, September 30, 2022 or September 30, 2021.

Retail Distribution Segment

The retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification, “ASC”, 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at June 30, 2023, September 30, 2022 or September 30, 2021.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $632,000, $609,000 and $693,000 at June 30, 2023, September 30, 2022 and September 30, 2021, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $265,000, $439,000 and $188,000 at June 30, 2023, September 30, 2022 and September 30, 2021, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at June 30, 2023.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in fiscal 2018 and Kablooe in fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at June 30, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At June 30, 2023, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

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

NOTE 3                  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2023			September 30, 2022
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(193,000)	(836,000)	(1,029,000)	(164,000)	(705,000)	(869,000)
Net carrying amount	$392,000	$554,000	$946,000	$421,000	$685,000	$1,106,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in fiscal 2020 and fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended June 30, 2023 and 2022, and $160,000 for the nine months ended June 30, 2023 and 2022, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At June 30, 2023, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2023	$53,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Thereafter	264,000
Total	$946,000

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                  FAIR VALUE MEASUREMENTS

The earnout consideration of $30,000 and $70,000 at June 30, 2023 and September 30, 2022, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe, which provides annual contingent earnout payments based on results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. During the three months ended December 31, 2022, the Company reduced this liability from $70,000 to $30,000 based on changes to the expected likelihood of Kablooe reaching the specified earnings targets. The resulting gain has been recorded as a component of other income on the condensed consolidated statement of operations.

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

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues:
OEM distribution	$2,930,000	$4,775,000	$11,364,000	$14,692,000
Retail distribution	1,420,000	878,000	3,396,000	2,919,000
Design	5,777,000	4,936,000	16,835,000	14,906,000
Total segment revenues	$10,127,000	$10,589,000	$31,595,000	$32,517,000

Operating income/(loss):
OEM distribution	$163,000	$179,000	$303,000	$1,002,000
Retail distribution	(680,000)	(397,000)	(1,742,000)	(981,000)
Design	576,000	447,000	1,539,000	1,422,000
Total segment operating (loss)/income	59,000	229,000	100,000	1,443,000
General corporate expenses	(581,000)	(615,000)	(1,933,000)	(1,937,000)
Total loss from operations	(522,000)	(386,000)	(1,833,000)	(494,000)
Other expense, net	15,000	33,000	5,000	101,000
Loss before income taxes	$(537,000)	$(419,000)	$(1,838,000)	$(595,000)

Depreciation and amortization:
OEM distribution	$1,000	$2,000	$3,000	$6,000
Design	78,000	75,000	232,000	228,000
Total depreciation and amortization	$79,000	$77,000	$235,000	$234,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023	September 30, 2022
Segment Assets:
OEM distribution	$3,117,000	$4,276,000
Retail distribution	2,661,000	3,816,000
Design	6,479,000	6,116,000
Total segment assets	12,257,000	14,208,000
General corporate assets	6,987,000	6,731,000
Total assets	$19,244,000	$20,939,000

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from two customers or their affiliates or contract manufacturers represented 24.2% and 24.1% of the Company’s consolidated net revenues for the three and nine months ended June 30, 2022, respectively. There were no customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater during the three or nine months ended June 30, 2023.

For the three and nine months ended June 30, 2023, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 30.1% and 10.8% of the Company’s consolidated net revenues for the three months ended June 30, 2023 and 2022, respectively, and 22.7% and 10.4% of the Company’s consolidated net revenues for the nine months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 and September 30, 2022, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from one customer or their affiliates or contract manufacturers represented 13.3% of the Company’s consolidated accounts receivable at June 30, 2023 and accounts receivable from two customers or their affiliates or contract manufacturers represented 28.1% of the Company’s consolidated accounts receivable at September 30, 2022.

At June 30, 2023, the Company had one customer in the design segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 26.3% of the Company’s consolidated accounts receivable at June 30, 2023. There were no customers in the design segment whose individual percentage of the Company’s consolidated accounts receivable was 10% or greater at September 30, 2022.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues for the nine months ended June 30, 2022. The Company expects the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

On July 21, 2023, the Company decided to cease its retail distribution operations. The exit from the retail distribution operations will have no effect on the operations of the Company’s design or OEM distribution businesses. The Company is working on a plan that will ensure the transition out of the retail business is done in an orderly manner while also satisfying existing customer obligations. At the time of this filing, the Company does not know the extent, or a range, of the costs that it will incur as a result of the exit.

NOTE 6                  SHARE-BASED COMPENSATION

Stock Options

In May 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 124,740 shares of its common stock at an exercise price of $1.03 per share. The options vest six months from the date of grant and expire five years from the date of grant. The options have a weighted average grant-date fair value of $0.48 per share and an aggregate grant-date fair value of $60,000, which will be recognized ratably over the vesting period.

In October 2021, January 2022 and April 2022, the Company granted options to non-employee directors to purchase an aggregate of 58,000, 83,000 and 49,000 shares, respectively, of its common stock at an exercise price of $2.39, $1.56 and $1.72 per share, respectively. The options expire five years from the date of grant, approximately half vested immediately and approximately half vested one year from the date of grant. The options have a weighted average grant-date fair value of $1.03, $0.72 and $0.81 per share, respectively, and an aggregate grant-date fair value of $60,000, $60,000 and $40,000, respectively, which were recognized ratably over the vesting period.

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

In February 2022, the Company granted options to one of its former non-employee directors to purchase an aggregate of 19,000 shares of its common stock at an exercise price of $1.68 per share. The options vested immediately and expire ten years from the date of grant. The options have a weighted average grant-date fair value of $1.07 per share and an aggregate grant-date fair value of $60,000, which was fully recognized on the grant date.

There were no options exercised during the nine months ended June 30, 2023 or 2022.

The Company recognized compensation expense for stock option awards of $17,000 and $44,000 during the three months ended June 30, 2023 and 2022, respectively, and $56,000 and $148,000 during the nine months ended June 30, 2023 and 2022, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At June 30, 2023, there was $52,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.4 years.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(537,000)	$(419,000)	$(1,838,000)	$(595,000)
Denominator:
Weighted average common shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000
Dilutive common share equivalents	–	–	–	–
Weighted average diluted shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000

Loss per share:
Basic	$(0.05)	$(0.04)	$(0.18)	$(0.06)
Diluted	$(0.05)	$(0.04)	$(0.18)	$(0.06)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Options	950,000	1,039,000	950,000	1,039,000
Warrants	151,000	151,000	151,000	151,000
Total potentially dilutive shares	1,101,000	1,190,000	1,101,000	1,190,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8                  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and through March 2023, paid Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $284,000 and $344,000 during the three months ended June 30, 2023 and 2022, respectively, and $978,000 and $1,056,000 during the nine months ended June 30, 2023 and 2022, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China during the three and nine months ended June 30, 2023 of approximately $2,000,000 and $10,000,000, respectively. The Company had purchases from Forward China during the three and nine months ended June 30, 2022 of approximately $5,000,000 and $15,000,000, respectively. Considering the loss of a significant OEM distribution customer (see Note 5), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which resulted in cash savings of $50,000 in the third quarter of fiscal 2023 and is expected to result in cash savings of $50,000 for the remainder of fiscal 2023. The Company and Forward China have begun negotiations on a new sourcing agreement.  In light of the Retail Exit, the Company plans to discuss a further reduction in the sourcing fee commensurate with the services provided. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM distribution business prior to the expiration of the agreement.

The Company has prepayments to Forward China for inventory purchases of $205,000 and $20,000 at June 30, 2023 and September 30, 2022, respectively, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $25,000 and $30,000 in the three months ended June 30, 2023 and 2022, respectively, and $80,000 and $93,000 in the nine months ended June 30, 2023 and 2022, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $200,000 on this note during the nine months ended June 30, 2023, and this note has a remaining balance of $1,200,000 at June 30, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Activity

The Company sells smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $509,000 and $356,000 in the three months ended June 30, 2023 and 2022, respectively, and $1,550,000 and $1,337,000 in the nine months ended June 30, 2023 and 2022, respectively. The Company has an agreement with Justwise effective March 1, 2022, under which (i) Justwise will perform design and marketing services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company will pay Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement is effective until August 31, 2023. The Company incurred costs of $31,000 and $95,000 under this agreement for the three and nine months ended June 30, 2023, respectively, of which $30,000 and $90,000, respectively, were included in selling and marketing expenses and $1,000 and $5,000, respectively, are included as a component of cost of sales upon sales of the related products. The Company incurred costs of $33,000 and $45,000 under this agreement for the three and nine months ended June 30, 2022, respectively, of which $29,000 and $39,000, respectively, were included in selling and marketing expenses and $4,000 and $6,000 are included as a component of cost of sales upon sales of the related products.  The Company had accounts payable to Justwise of $0 and $15,000 at June 30, 2023 and September 30, 2022, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $122,000 and $260,000 for the three months ended June 30, 2023 and 2022, respectively, and $507,000 and $661,000 for the nine months ended June 30, 2023 and 2022, respectively. The Company had no accounts receivable from this customer at June 30, 2023 or September 30, 2022.

NOTE 9                  LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10                LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in March 2023. The line of credit has a maturity date of May 31, 2024, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 9.0% and 7.0% at June 30, 2023 and September 30, 2022, respectively. At June 30, 2023, the Company had $1,300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2022, the Company was in compliance with such covenants.

NOTE 11                LEASES

The Company’s operating leases are primarily for engineering, corporate and administrative office space. Cash paid for amounts included in operating lease liabilities for the nine months ended June 30, 2023 and 2022, which have been included in cash flows from operating activities, was $429,000 and $446,000, respectively. Details of operating lease expense are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense included in:
Sales and marketing expense	$–	$15,000	$3,000	$42,000
General and administrative expense	155,000	145,000	463,000	428,000
Total	$155,000	$160,000	$466,000	$470,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 7.8 years and a weighted average discount rate of 5.7%.

At June 30, 2023, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2023	$147,000
Fiscal 2024	592,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Thereafter	1,979,000
Total future minimum lease payments	4,203,000
Less imputed interest	(854,000)
Present value of lease liabilities	3,349,000
Less current portion of lease liabilities	(406,000)
Long-term portion of lease liabilities	$2,943,000

NOTE 12                ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2023 and September 30, 2022 are as follows:

	June 30,	September 30,
	2023	2022
Accrued commissions/bonuses	$701,000	$722,000
Paid time off	320,000	228,000
Other	262,000	204,000
Total	$1,283,000	$1,154,000

NOTE 13                SUBSEQUENT EVENT

On July 31, 2023, we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days.  We have until January 29, 2024 (the “Deadline Date”) to become compliant.  We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. We are assessing all options to regain compliance. At our annual stockholders’ meeting, which is customarily held in February, we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Because the Deadline Date is prior to our expected annual stockholders’ meeting date, we can request an extension of time to obtain stockholder approval for a reverse stock split if we cannot regain compliance by other means. (See Part II. Other Information, Item 1A. Risk Factors, for further information.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2023 (the “2023 Quarter” and “2023 Period”, respectively) with those for the three and nine months ended June 30, 2022 (the “2022 Quarter” and “2022 Period”, respectively). All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, expectations regarding the effect of the pandemic and inflation on our business, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our sales people, continued supply chain issues, inability of our design division’s customers to pay for our services, unanticipated issues with our affiliated sourcing agent, and issues at Chinese factories that source our product. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2022 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

In July 2023, the Company decided to cease its retail operations (“Retail Exit”). The Retail Exit will have no effect on the operations of our other segments. The Company is currently working on a plan that will ensure the Retail Exit is made in an orderly manner. At the time of this filing, the Company does not know the extent, or a range, of the costs that it will incur as a result of the exit.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Consolidated Results

The table below summarizes our consolidated results of operations for the 2023 Quarter as compared to the 2022 Quarter:

	Consolidated Results of Operations
	2023 Quarter	2022 Quarter	Change ($)	Change (%)
Revenues, net	$10,127,000	$10,589,000	$(462,000)	(4.4%	)
Cost of sales	8,304,000	8,671,000	(367,000)	(4.2%	)
Gross profit	1,823,000	1,918,000	(95,000)	(5.0%	)
Sales and marketing expenses	711,000	665,000	46,000	6.9%
General and administrative expenses	1,634,000	1,639,000	(5,000)	(0.3%	)
Loss from operations	(522,000)	(386,000)	(136,000)	35.2%
Other expense, net	15,000	33,000	(18,000)	(54.5%	)
Provision for income taxes	–	–	–	–
Net loss	$(537,000)	$(419,000)	$(118,000)	28.2%

The discussion that follows below provides further details about our results of operations for the 2023 Quarter as compared to the 2022 Quarter.

Net revenues decreased in the OEM distribution segment, primarily related to the loss of a major diabetic customer in March 2023. Higher revenues in the design and retail distribution segments partially offset this decline. As a result of the Retail Exit, we expect consolidated revenues to decline in future periods.

Our gross profit decreased, and our gross margin decreased slightly from 18.1% in the 2022 Quarter to 18.0% in the 2023 Quarter, driven by increased inventory reserves in the retail segment, partially offset by higher revenues, better utilization and higher billing rates in the design segment. The decrease was also offset by the loss of a major diabetic customer, which yielded lower margins, coupled with the placement of certain retail products in physical stores, which yielded higher margins. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of fiscal 2023.

Sales and marketing expenses increased in the 2023 Quarter primarily due to higher commission expense in the design segment due to increased sales and higher sales promotions in the retail segment, offset by decreases in the sales related salaries in the OEM distribution segment. Sales and marketing as a percentage of revenues increased to 7.0% in the 2023 Quarter from 6.3% in the 2022 Quarter. As a result of the Retail Exit, we expect that our sales and marketing expenses will decrease in fiscal 2024.

General and administrative expenses decreased slightly in the 2023 Quarter. Lower corporate expenses, primarily driven by a reduction in bad debt expense and non-employee directors share-based compensation expense, were partially offset by higher personnel related costs. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

Higher interest income from improved treasury management, coupled with lower interest expense resulting from a reduction in the amount of debt outstanding, drove the change in net other expense.

We generated a net loss of $537,000 and $419,000 in the 2023 Quarter and 2022 Quarter, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share was $0.05 and $0.04 for the 2023 Quarter and the 2022 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2023 Quarter revenues	$2,930,000	$1,420,000	$5,777,000	$–	$10,127,000
2022 Quarter revenues	4,775,000	878,000	4,936,000	–	10,589,000
Change	$(1,845,000)	$542,000	$841,000	$–	$(462,000)

2023 Quarter operating income/(loss)	$163,000	$(680,000)	$576,000	$(581,000)	$(522,000)
2022 Quarter operating income/(loss)	179,000	(397,000)	447,000	(615,000)	(386,000)
Change	$(16,000)	$(283,000)	$129,000	$34,000	$(136,000)

OEM Distribution Segment

The decrease in net revenues in the OEM distribution segment resulted from lower sales from both diabetic customers and other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues in the 2022 Quarter. We expect the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2023 Quarter	2022 Quarter	Change ($)	Change (%)
Diabetic products	$2,402,000	$4,087,000	$(1,685,000)	(41.2%	)
Other products	528,000	688,000	(160,000)	(23.3%	)
Total net revenues	$2,930,000	$4,775,000	$(1,845,000)	(38.6%	)

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

Revenues from diabetic products decreased due to the loss of one major diabetic customer in March 2023, the loss of one product to a competitor and the net decrease in volume from other customers resulting from the timing of orders relative to the 2022 Quarter. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 82% of net revenues for the OEM distribution segment in the 2023 Quarter compared to 86% in the 2022 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products decreased due to lower sales volume with some existing customers, which was partially offset by higher sales volume from some other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased but operating income margin increased from 3.7% in the 2022 Quarter to 5.6% in the 2023 Quarter. The loss of one major diabetic customer in March 2023, which yielded lower margins, reduced revenues and gross profit, but improved gross margin for this segment. Lower sales and marketing costs resulting from reduced OEM sales personnel also contributed to the improvement. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward China, which is scheduled to expire on October 22, 2023 (see Note 8 to the condensed consolidated financial statements). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement, which resulted in cash savings of $50,000 in the third quarter of fiscal 2023 and is expected to result in cash savings of $50,000 for the remainder of the 2023 fiscal year. The Company and Forward China have begun negotiations on a new sourcing agreement.  In light of the Retail Exit, the Company plans to discuss a further reduction in the sourcing fee commensurate with the services provided. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM distribution business prior to the expiration of the agreement. Management is planning to further evaluate the OEM distribution segment cost structure and implement additional cost cutting initiatives as deemed necessary.

Retail Distribution Segment

The increase in net revenues in the 2023 Quarter was driven by higher sales volumes and the placement of certain products in physical stores, which was partially offset by price reductions on certain other products. As inflation continues to increase the cost of products and constrain consumer spending, profitability continues to be challenging in the retail segment.

The cost of importation, storage, and other logistics services, coupled with higher inventory reserves and price reductions on certain products, outpaced revenue leading to a negative gross profit and margin in the 2023 Quarter. However, margins on some products placed in physical retail stores slightly offset this. Higher sales and marketing expenses, driven by an increase in marketing promotions to support revenue growth, drove operating income down further. The operating loss margin increased from 45.2% in the 2022 Quarter to 47.9% in the 2023 Quarter. As mentioned above, the Company recently decided to implement the Retail Exit. Please see “Liquidity and Capital Resources”.

Design Segment

The increase in net revenues in the design segment was primarily driven by an increase in revenue from one major customer, coupled with an increase in projects from new and other existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased and operating income margin increased from 9.1% in the 2022 Quarter to 10.0% in 2023 Quarter. The impact of better utilization and increased billing rates was partially offset by higher direct labor costs, driven by inflationary pressures, and slightly higher personnel related expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2022

Consolidated Results

The table below summarizes our consolidated results of operations for the 2023 Period as compared to the 2022 Period:

	Consolidated Results of Operations
	2023 Period	2022 Period	Change ($)	Change (%)
Revenues, net	$31,595,000	$32,517,000	$(922,000)	(2.8%	)
Cost of sales	26,341,000	25,728,000	613,000	2.4%
Gross profit	5,254,000	6,789,000	(1,535,000)	(22.6%	)
Sales and marketing expenses	2,175,000	2,106,000	69,000	3.3%
General and administrative expenses	4,912,000	5,177,000	(265,000)	(5.1%	)
Loss from operations	(1,833,000)	(494,000)	(1,339,000)	271.1%
Other expense, net	5,000	101,000	(96,000)	(95.0%	)
Provision for income taxes	–	–	–	–
Net loss	$(1,838,000)	$(595,000)	$(1,243,000)	208.9%

The discussion that follows below provides further details about our results of operations for the 2023 Period as compared to the 2022 Period.

Net revenues declined in the OEM distribution segment but were partially offset by higher revenues in the retail distribution and design segments. As a result of the Retail Exit, we expect consolidated revenues to decline in future periods.

Our gross profit decreased in both our OEM and retail segments, partially offset by a slight increase in gross profit in the design segment. Gross margin declined from 20.9% in the 2022 Period to 16.6% in the 2023 Period, driven by continued pricing pressures from our customers, high product, importation and logistics costs, higher retail inventory reserves and inflation. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of fiscal 2023.

Sales and marketing expenses increased slightly primarily due to higher sales related expenses in the design segment, partially offset by lower commissions, travel and marketing overhead related to our retail segment and lower marketing related overhead in our OEM distribution segment. Sales and marketing as a percentage of revenues increased slightly from 6.5% in the 2022 Period to 6.9% in the 2023 Period. As a result of the Retail Exit, we expect that our sales and marketing expenses will decrease in fiscal 2024.

General and administrative expenses decreased in the 2023 Period, primarily related to bad debt recoveries in the design segment and lower non-employee directors share-based compensation expense, partially offset by higher professional fees and personnel costs. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other expense of $5,000 in the 2023 Period compared to $101,000 in the 2022 Period. The variance is due to fair value adjustments of $40,000 in the 2023 Period to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Period, interest income from improved treasury management, foreign currency fluctuations and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a net loss of $1,838,000 and $595,000 in the 2023 Period and 2022 Period, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share was $0.18 and $0.06 for the 2023 Period and the 2022 Period, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year period.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2023 Period revenues	$11,364,000	$3,396,000	$16,835,000	$–	$31,595,000
2022 Period revenues	14,692,000	2,919,000	14,906,000	–	32,517,000
Change	$(3,328,000)	$477,000	$1,929,000	$–	$(922,000)

2023 Period operating income/(loss)	$303,000	$(1,742,000)	$1,539,000	$(1,933,000)	$(1,833,000)
2022 Period operating income/(loss)	1,002,000	(981,000)	1,422,000	(1,937,000)	(494,000)
Change	$(699,000)	$(761,000)	$117,000	$4,000	$(1,339,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased from lower sales volume from both diabetic customers and other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented approximately 12% of our consolidated net revenues in the 2022 Period. We expect the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2023 Period	2022 Period	Change ($)	Change (%)
Diabetic products	$9,760,000	$12,480,000	$(2,720,000)	(21.8%	)
Other products	1,604,000	2,212,000	(608,000)	(27.5%	)
Total net revenues	$11,364,000	$14,692,000	$(3,328,000)	(22.7%	)

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

Revenues from diabetic products decreased due to the loss of a major customer in March 2023, lower demand from one major customer and the loss of one product to a competitor. These decreases were partially offset by an increase in demand from another customer, which was timing related. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 86% of net revenues for the OEM distribution segment in the 2023 Period compared to 85% in the 2022 Period.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products decreased due to lower sales volume with some existing customers, partially driven by the delayed rollout of certain customer product lines and reduced demand from some customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin decreased from 6.8% in the 2022 Period to 2.7% in the 2023 Period, driven by lower gross margins due to lower revenues and a shift in the mix of revenue. While revenues decreased in both diabetic and other products, the decrease in diabetic revenue was mostly from more profitable products, thus driving overall gross margins down. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and is currently assessing the terms of its sourcing agreement with Forward China, which is scheduled to expire on October 22, 2023 (See Note 8 to the condensed consolidated financial statements). Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement, which resulted in cash savings of $50,000 in the third quarter of fiscal 2023 and is expected to result in cash savings of $50,000 for the remainder of the 2023 fiscal year. The Company and Forward China have begun negotiations on a new sourcing agreement.  In light of the Retail Exit, the Company plans to discuss a further reduction in the sourcing fee commensurate with the services provided. While we believe a new agreement will be reached, we cannot provide any assurances that we will be successful.  If an agreement cannot be reached, which could have a significant impact on the Company’s operations, we will look at other alternatives for our OEM distribution business prior to the expiration of the agreement. Management is planning to further evaluate the OEM distribution segment cost structure and implement additional cost cutting initiatives as deemed necessary.

Retail Distribution Segment

Net revenues increased in the 2023 Period due to an increase in sales volumes on some products with certain existing customers and the placement of certain products in physical stores, partially offset by price reductions on certain other products. As inflation continues to increase the cost of products and constrain consumer spending, profitability continues to be challenging in the retail segment.

The cost of importation, storage, and other logistics services, coupled with higher inventory reserves and price reductions on certain products, outpaced revenue leading to a decline in gross margin from the 2022 Period to the 2023 Period. This was partially offset by lower sales and marketing expenses driven by a reduction in commission expense resulting from a change in the mix of revenue. The operating loss margin increased from 33.6% in the 2022 Period to 51.3% in the 2023 Period. As mentioned above, the Company recently decided to implement the Retail Exit. Please see “Liquidity and Capital Resources”.

Design Segment

The increase in net revenues in the design segment was driven by an increase in revenue from one major customer, coupled with an increase in projects from new and existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased slightly but operating income margin decreased from 9.5% in the 2022 Period to 9.1% in 2023 Period. The impact of higher direct labor costs driven by inflationary pressures, coupled with higher sales and marketing expenses, was slightly offset by better utilization and increased billing rates and lower general and administrative expenses, driven by bad debt recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At June 30, 2023, our working capital was $2,476,000 compared to $4,359,000 at September 30, 2022, the decrease was primarily due to lower inventory balances. At July 31, 2023, we had approximately $3,000,000 cash on hand and $1,300,000 available under our line of credit with a bank which was renewed in March 2023 and matures May 31, 2024. Considering the loss of a significant OEM distribution segment customer (see Note 5 to the condensed consolidated financial statements), which led to the April 2023 reduction in the sourcing fee to Forward China, and the continued retail distribution segment operating losses, management reduced its OEM segment sales and marketing personnel in March 2023 and is planning to further evaluate the Company’s OEM cost structure and implement additional cost cutting initiatives as deemed necessary. Additionally, in July 2023, the Company decided to implement the Retail Exit. The Company is working on a plan that will ensure the transition out of the retail business is done in an orderly manner while also satisfying existing customer obligations. At this time, the Company does not know the extent, or a range, of the costs that it will incur as a result of the exit.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 8 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $1,200,000 after we made principal payments of $400,000 through June 30, 2023. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At June 30, 2023, our accounts payable due to Forward China was approximately $8,000,000. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will continue to extend payment terms on outstanding payables when we need them, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During the 2023 Period and 2022 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2023 Period, cash provided by operating activities of $562,000 resulted from a decrease in inventories of $1,908,000, an increase in accounts payable and amounts due to Forward China of $651,000, non-cash expenses of $271,000 related to fair value adjustments, depreciation, amortization, share-based compensation and bad debt expense, an increase in accrued expenses and other current liabilities of $129,000 and the net change in other operating assets and liabilities of $24,000, partially offset by a net loss of $1,838,000, an increase in prepaid expenses and other current assets of $272,000, a decrease in deferred income of $174,000 and an increase in accounts receivable of $137,000.

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

Investing Activities

Cash used in investing activities in the 2023 Period and the 2022 Period of $117,000 and $140,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2023 Period and the 2022 Period of $200,000 and $150,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2022 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except for the risk factor below, there have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2022.

Because, we are currently non-compliant with Nasdaq’s minimum bid price requirement, it could result in delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On July 31, 2023, we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. We have until January 29, 2024 (the “Deadline Date”) to become compliant. We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. We are assessing all options to regain compliance. At our annual stockholders’ meeting, which is customarily held in February, we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Because the Deadline Date is prior to our expected annual stockholders’ meeting date, we can request an extension of time to obtain stockholder approval for a reverse stock split if we cannot regain compliance by other means. In addition to the risk described below that we not receive stockholder approval, reverse splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline.

If we continue to fail to meet these continued listing requirements through the Deadline Date (as extended), Nasdaq may delist our common stock. Reverse splits require approval by stockholders who hold a majority of our voting power. Because many of our shares are held in street name and brokers do not necessarily vote unvoted shares, we may not receive approval of a reverse split. Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement. If our common stock is delisted, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•

a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, including being unable to solicit buyers for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a limited ability to raise capital in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2023, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  August 14, 2023

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kathleen Weisberg
Kathleen Weisberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2		Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
10.1		Employment Agreement – Kathleen Weisberg*	8-K	6/30/23	10.1
31.1		CEO Certification (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)				Filed

* Management compensatory agreement or arrangement.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

