Form 10-K
period 2023-09-30
Forward Industries, Inc.
filed 2023-12-21
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

(631) 547-3055
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒   No

As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,800,000 based on the closing price as reported on the Nasdaq Stock Market.

There were 10,061,185 shares of the registrant’s common stock outstanding as of December 8, 2023.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

i

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”), through its wholly-owned subsidiaries, Forward Industries (IN), Inc. (“Forward US”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”), and Kablooe, Inc. (“Kablooe”), is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

The principal customer in our original equipment manufacturer (“OEM”) distribution business has been OEMs or the contract manufacturing firms of these OEM customers, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms. Our OEM customers are located in various regions worldwide.

We do not manufacture any of our OEM or retail distribution products and source substantially all these products from independent suppliers in China through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). Forward China is owned by our Chairman and Chief Executive Officer.

Our design business provides hardware and software product design and engineering services to customers predominantly located in the U.S. Our expertise in various disciplines enables us to serve a wide variety of industries and provide clients with a single source solution for concepts, industrial design, mechanical engineering, embedded software and systems architecture, mobile and enterprise application software, and optical engineering.

Discontinued Operations

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of our retail distribution segment and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at September 30, 2023 and 2022 and the results of operations for the retail segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2023 and 2022. All information and results in this annual report on Form 10-K exclude the discontinued operations unless otherwise noted. See Note 3 to our consolidated financial statements for additional information on discontinued operations.

COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants, or the outbreak of a new pathogen, could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

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

In January 2018, Forward acquired IPS, an engineering design company, and in August 2020, Forward acquired the assets of Kablooe Design, a medical and consumer design and development company. We believe that the design and engineering service capabilities of Kablooe has complemented the IPS business and further diversified the industries and customers with which we do business.

Customers

Our OEM distribution customers are located in all geographic regions worldwide. Our design business provides services to Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served includes industrial electronics, medical and dental equipment, food/beverage, certain luxury brands, and oil/gas. Our design customers are located primarily in the U.S.

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

Design Products

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

Services

Services offered in our design business vary from full development utilizing a wide range of in-house design and engineering functions, to targeted design and engineering support for clients with in-house development teams. Our in-house capabilities include the following:

•	Electrical Engineering
•	Mechanical Engineering
•	Software Engineering
•	Industrial Design
•	User Experience/User Interface (UX/UI) Design and Development
•	Optical Engineering
•	Program Management
•	IoT System Architecture
•	IT Support

Distribution

Channels of Distribution

We ship the majority of our OEM distribution products directly to our customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

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

Dependence on Sourcing Agent

We have a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that Forward China acts as our exclusive buying agent for the products we sell. Forward China also arranges for sourcing, manufacture and exportation of such products. We purchase products at Forward China’s cost and through March 2023 paid them a monthly service fee calculated at $100,000 plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 16 to the consolidated financial statements), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023, resulting in cash savings of $100,000 in Fiscal 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. Due to the Company’s decision to cease operations of its retail distribution segment and the decline in the OEM distribution segment business, the new sourcing agreement expires October 31, 2024. Terence Wise, our Chairman, Chief Executive Officer and largest shareholder, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. See “Item 1A. – Risk Factors” regarding our dependence on Forward China.

Suppliers

We procure substantially all our OEM distribution products from independent suppliers in China through Forward China. Depending on the product, we may require several different suppliers to furnish component parts or pieces. We place orders for particular products and do not have minimum supply requirement agreements to guarantee a supply of finished product, nor have we made purchase commitments to purchase minimum amounts. However, from time to time, we may order certain OEM products in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customers’ anticipated delivery demands.

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

Our design business follows general industry standard practices for review and corrective actions related to its design services. There are no independent quality assurance standards in place for its design and engineering work. Customer specifications and scope of services are laid out in project contracts and we work closely with the customer to identify and correct any quality issues that arise.

Competition

Distribution Business

Our OEM distribution business is highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our distribution products, we compete with numerous U.S. and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence, quality control, shipment capabilities and expertise in sourcing.

Design Business

The depth and breadth of services offered, and industries served by our design segment are unique. Our management team is aware that there are very few competitive firms that have the full set of capabilities that our design segment has under one roof. There are, however, numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or have competitive advantages.

Human Capital/Employees

As of November 30, 2023, we had approximately 100 employees, substantially all of whom work full-time, none of which are covered by a collective bargaining agreement. We hire consultants on an as-needed basis.

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

Regulation and Environmental Protection

Our OEM distribution business is subject to various regulations in various jurisdictions, including the U.S., Canada and member states of the European Union, that restrict the use or importation of products manufactured with compounds deemed to be hazardous. We work with our suppliers to ensure compliance with such regulations. In addition, from time to time, one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer’s safety or packaging protocols. Because we do not manufacture the products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position. However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulations in China become more prevalent.

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

Risks Relating to Our Business, Liquidity and Operations

The COVID-19 pandemic, or any other future pandemic, has had, and may continue to have, a material and adverse effect on our business and results of operations.

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants or any other future pandemic could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our business. During the height of COVID-19 our supply chain experienced significant disruptions which, together with other factors such as the increase in global consumer demand and the global shipping container shortage, resulted in longer delivery times and higher importation costs for most of our products. While our supply chain appears to generally be stable at this time, should a resurgence of COVID-19 occur, our supply chain could again be negatively impacted; for example, the factories that manufacture our products could be required by government authorities to temporarily cease operations or might be limited in their production capacity. If governments take protective actions in response to a resurgence of COVID-19 or the outbreak of a new pandemic, it may have a material adverse impact on our business, financial condition and operating results for the reasons described above.

During Fiscal 2023, we generated a net loss. We cannot assure you that we will regain profitability in the future.

In Fiscal 2023, we generated a net loss of approximately $3,737,000. While we generated income from continuing operations, we can provide no assurance that we will not experience operating losses in the future. In addition to our $1,300,000 commercial line of credit (the “Line of Credit”), none of which has been utilized as of the date of this report, Forward China holds a $1,100,000 note which is due December 31, 2024. Additionally, we owe Forward China $8,246,000 in accounts payable. See Note 14 to the consolidated financial statements for a discussion on these payables. Forward China, which is owned by our Chief Executive Officer and Chairman of the Board, has previously agreed to extend the note numerous times to assist the Company with its liquidity. We cannot provide any assurance that Forward China will continue to grant us extensions on this note. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital or incur additional debt to maintain or grow our operations. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders. While we believe that our existing cash resources are sufficient to support our business, there can be no assurances that we will be successful.

Our OEM distribution business remains highly concentrated in our diabetic products line. If our diabetic products line were to suffer the loss of a principal customer or a material decline in revenues from any such large customer, our business would be materially and adversely affected.

In Fiscal 2023, revenues from diabetic products accounted for 84% of our OEM distribution revenues and OEM distribution revenue accounted for 38% of our consolidated net revenue. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic products customer or changes in their business practices. For example, in 2018 a new diabetes monitoring product was brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers would materially and adversely affect our results of operations and financial condition.

Each of our distribution and design businesses can at times be concentrated with certain larger customers. In Fiscal 2023, our largest design customer accounted for 27.9% of our consolidated net revenue and one OEM distribution customer accounted for 11.2% of our consolidated net revenue. In Fiscal 2022, our largest design customer accounted for 11.8% of our consolidated net revenue and two OEM distribution customers represented 25.5% of our consolidated net revenue. Recently, two of our employees left the Company to become full-time employees of our largest design customer. If this continues, it may result in the customer sending us less business which will adversely affect our revenues.

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

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2020 and 2019, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company has not been directly affected by any tariffs previously implemented by former President Trump on the medical technology industry which remain in place pending the Biden Administration’s continued review of the tariffs. In May 2022 the U.S. Trade Representative (the “USTR”) announced a statutory four-year review of the tariffs against China. The USTR also announced in May 2022 that it reinstated or extended various eligible tariff exclusions on certain products from China through December 2023. However, we do not know if the Biden administration will implement any new tariffs or alter current tariffs. If any such tariffs or any restrictions are imposed on products that we import for our customers, we would be required to raise our prices, which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by our design segment.

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

During Fiscal 2023, we continued to experience significant pricing pressure from many customers, including some of our largest distribution customers, to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In Fiscal 2023, due to increased pricing pressure, we did not renew our contract with one major OEM distribution customer, which expired in March 2023. The recent inflationary environment in the U.S. and globally has caused production costs to increase in Fiscal 2023. Similarly, due to continued trends of high demand and low supply in the labor market which have persisted despite Federal Reserve interest rate increases, the cost of labor has risen in both our design and distribution businesses. These developments have a material adverse impact on our margins and our ability to achieve or maintain profitability. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

Our Chairman, Chief Executive Officer and largest shareholder is the owner of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have a Buying Agency and Supply Agreement with Forward China under which Forward China will act as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s distribution products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China was to suffer or we are unable to extend our agreement with Forward China which expires in October 2024, we could suffer irreparable harm resulting in substantial damage to the distribution business.

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

If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability would suffer.

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

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration and operating in more than one segment.

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

Our gross profit margins on the products and services we sell can vary widely depending on the product or project type, customer, and contract or order size. Because of the broad variability in price ranges and product and project types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product. Similarly, because we offer a wide range of services which often vary with each customer and project, we face challenges in maintaining and enhancing operational efficiencies. For example, because of the range of products and services we offer and our general lack of specializations within our fields relative to some of our competitors, we may not enjoy the advantages offered by more focused or streamlined operations, such as economies of scale or improved production capabilities from our labor, facilities, and procedures with the passage of time. If our gross margins decrease, our results of operations will be adversely affected.

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

We maintain our cash assets at commercial banks in the U.S. in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 and in Europe in amounts that may exceed any applicable deposit insurance limits. In the event of a failure at a commercial bank where we maintain our deposits or money market or other cash, we may incur a loss to the extent such loss exceeds the insurance limitation, which could have a material adverse effect upon our financial conditions and our results of operations.

Our Chairman and Chief Executive Officer is a significant shareholder, which makes it possible for him to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders.

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 18% of the outstanding shares of our common stock as of December 9, 2023. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

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

Because we are currently non-compliant with Nasdaq’s minimum bid price requirement, it could result in delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On July 31, 2023, we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days.  We have until January 29, 2024 (the “Deadline Date”) to become compliant.  We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. We are assessing all options to regain compliance. At our annual stockholders’ meeting, which is customarily held in February, we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. In addition to the risk described below that we do not receive stockholder approval, reverse splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline.

If we continue to fail to meet these continued listing requirements through the Deadline Date and are unable to get an extension to regain compliance, Nasdaq may delist our common stock. Reverse splits require approval by stockholders who hold a majority of our voting power. Because many of our shares are held in street name and brokers do not necessarily vote unvoted shares, we may not receive approval of a reverse split. Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement. If our common stock is delisted, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●

a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, including being unable to solicit buyers for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a limited ability to raise capital in the future.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

We lease all properties where our business is operated. We believe that these properties are adequate for the purposes for which they are used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms. The properties which are material to the Company’s business are described below:

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations and rent payments were approximately $31,000 per month during Fiscal 2023.

We lease 11,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement scheduled to expire in June 2026. The lease has annual escalations and rent payments were approximately $11,000 per month during Fiscal 2023.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2023, and through the filing date of this Form 10-K, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FORD”.

On December 8, 2023, the closing price for our common stock was $0.74.

Holders of Common Stock

At November 30, 2023, there were approximately 70 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. The following discussion and analysis compares our results of operations for the year ended September 30, 2023 (“Fiscal 2023”) with those for the year ended September 30, 2022 (“Fiscal 2022”). All dollar amounts and percentages presented herein have been rounded to approximate values. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

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

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of our retail distribution segment and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of Fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at September 30, 2023 and 2022 and the results of operations for the retail segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2023 and 2022. All information and results in this annual report on Form 10-K exclude the discontinued operations unless otherwise noted. See Note 3 to our consolidated financial statements for additional information on discontinued operations.

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants, or the outbreak of a new pathogen, could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our businesses.

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

Segment Reporting

As a result of discontinuing our retail reportable segment, we now have two reportable segments: OEM distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers worldwide. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S.

Our chief operating decision maker (“CODM”) regularly reviews revenue and operating income for each segment to assess financial results and allocate resources. For our OEM distribution segment, we exclude general and administrative and general corporate expenses from its measure of profitability as these expenses are not allocated to the segments and therefore not included in the measure of profitability used by the CODM. For the design segment, general and administrative expenses directly attributable to that segment are included in its measure of profitability as these expenses are included in the measure of its profitability reviewed by the CODM. We do not include intercompany activity in our segment results to be consistent with the information that is presented to the CODM. Segment assets consist of accounts receivable and inventory, which are regularly reviewed by the CODM, as well as goodwill and intangible assets resulting from design segment acquisitions (see Note 16 to the consolidated financial statements).

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

Goodwill and Intangible Assets

We review goodwill for impairment at least annually, or more often if triggering events occur. We have two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform a quantitative impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then we will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. There were no indications of goodwill impairment in Fiscal 2023 or Fiscal 2022.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. There were no indications of impairment of intangible assets in Fiscal 2023 or 2022.

Recent Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for us for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years and is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2023 COMPARED TO FISCAL 2022

Consolidated Results

The table below summarizes our consolidated results of continuing operations for Fiscal 2023 as compared to Fiscal 2022:

	Consolidated Results of Operations
	Fiscal 2023	Fiscal 2022	Change ($)	Change (%)
Net revenues	$36,688,000	$38,207,000	$(1,519,000)	(4.0%	)
Cost of sales	28,324,000	29,407,000	(1,083,000)	(3.7%	)
Gross profit	8,364,000	8,800,000	(436,000)	(5.0%	)
Sales and marketing expenses	1,663,000	1,478,000	185,000	12.5%
General and administrative expenses	6,541,000	6,734,000	(193,000)	(2.9%	)
Operating income	160,000	588,000	(428,000)	(72.8%	)
Other expense/(income), net	(19,000)	135,000	(154,000)	(114.1%	)
Income tax provision	20,000	3,000	17,000	566.7%
Income from continuing operations	$159,000	$450,000	$(291,000)	(64.7%	)

The decrease in net revenues in Fiscal 2023 was primarily driven by a decline in revenue in the OEM distribution segment, which was partially offset by revenue growth in the design segment.

Gross profit decreased and gross margin declined from 23.0% in Fiscal 2022 to 22.8% in Fiscal 2023. This decrease was mainly driven by the OEM distribution segment because of continued pricing pressures from our customers, high product, importation and logistics costs and inflation.

Sales and marketing expenses increased primarily due to higher sales related expenses in the design segment, partially offset by lower marketing related overhead in our OEM distribution segment. Sales and marketing expenses as a percentage of revenue increased from 3.9% in Fiscal 2022 to 4.5% in Fiscal 2023.

General and administrative expenses decreased in Fiscal 2023, primarily related to bad debt recoveries in the design segment and lower non-employee directors share-based compensation expense, partially offset by higher professional fees and personnel costs. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We reported other income of $19,000 in Fiscal 2023 as compared to other expense of $135,000 in Fiscal 2022. The variance is due to fair value adjustments of $70,000 in the 2023 Period to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Period, interest income from interest bearing deposits, foreign currency fluctuations and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

In Fiscal 2023, we recorded a tax provision of $20,000, generated income from continuing operations before income taxes of $179,000 and had an effective tax rate of 11.2%. In Fiscal 2022, we recorded a tax provision of $3,000, generated income from continuing operations before income taxes of $452,000 and had an effective tax rate of 0.5%.

Consolidated basic and diluted earnings per share from continuing operations was $0.02 and $0.04 for Fiscal 2023 and Fiscal 2022, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each continuing segment as compared to the prior year.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
Fiscal 2023 revenues	$14,002,000	$22,686,000	$–	$36,688,000
Fiscal 2022 revenues	18,036,000	20,171,000	–	38,207,000
Change	$(4,034,000)	$2,515,000	$–	$(1,519,000)

Fiscal 2023 operating income	$440,000	$2,182,000	$(2,462,000)	$160,000
Fiscal 2022 operating income	905,000	2,148,000	(2,465,000)	588,000
Change	$(465,000)	$34,000	$3,000	$(428,000)

OEM Distribution

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

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	Fiscal 2023	Fiscal 2022	Change ($)	Change (%)
Diabetic products	$11,805,000	$15,403,000	$(3,598,000)	(23.4%	)
Other products	2,197,000	2,633,000	(436,000)	(16.6%	)
Total net revenues	$14,002,000	$18,036,000	$(4,034,000)	(22.4%	)

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

Revenues from diabetic products represented 84% of net revenues for the OEM distribution segment in Fiscal 2023 compared to 85% in Fiscal 2022.

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

Operating Income

Operating income for the OEM distribution segment declined and operating income margin declined to 3.1% in Fiscal 2023, compared to 5.0% in Fiscal 2022, driven by lower gross margins and a shift in the mix of revenue. While revenues decreased in both diabetic and other products, a large portion of the decrease in diabetic revenue was from more profitable products, thus driving overall gross margins down. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers. The decline in gross margin was partially mitigated by lower selling and marketing costs related to OEM sales commissions. We continue to work on expanding our product offerings to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and reduced its sourcing fee with Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement, which resulted in cash savings of $100,000 for Fiscal 2023. The Company and Forward China signed a new Supply Agreement effective October 2023, which further reduced the fixed portion of the sourcing fee to $65,833 per month. See Note 14 to the consolidated financial statements for more information on the sourcing agreement with Forward China.

Design Segment

The increase in net revenues in the design segment was driven by an increase in revenue from one major customer, coupled with an increase in projects from new and existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased slightly but operating income margin decreased from 10.6% in Fiscal 2022 to 9.6% in Fiscal 2023. The impact of higher direct labor costs driven by inflationary pressures, coupled with higher sales and marketing expenses, was slightly offset by better utilization and increased billing rates and lower general and administrative expenses, driven by bad debt recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At September 30, 2023, our working capital was $26,000 compared to $1,209,000 at September 30, 2022, which excludes discontinued assets held for sale. The decrease was primarily due to higher payables and accrued expenses and a decrease in accounts receivable, partially offset by an increase in cash. At November 30, 2023, we had approximately $3,800,000 cash on hand and $1,300,000 available under our line of credit with a bank which matures May 31, 2024. There are no assurances this line of credit will extend beyond May 31, 2024.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 14 to the consolidated financial statements). The balance of the FC Note was reduced to $1,100,000 after we made principal payments of $500,000 in Fiscal 2023 and Fiscal 2022. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At September 30, 2023, our accounts payable due to Forward China was approximately $8,246,000. In connection with the new sourcing agreement (see Note 14 to the consolidated financial statements) and in order to preserve our future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement, if needed, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During Fiscal 2023 and Fiscal 2022, our sources and uses of cash were as follows:

Operating Activities

During Fiscal 2023, cash provided by operating activities of $1,041,000 resulted from a decrease in discontinued assets held for sale of $2,642,00, an increase in accounts payable and amounts due to Forward China of $783,000, an increase in accounts receivable of $495,000, non-cash charges for depreciation, amortization, share-based compensation and bad debt expense of $481,000 and the net change in other operating assets and liabilities of $427,000, partially offset by the $70,000 non-cash adjustment to the fair value of the Kablooe earnout consideration and the net loss of $3,737,000.

During Fiscal 2022, cash provided by operating activities of $1,535,000 resulted from an increase in accounts payable and amounts due to Forward China of $1,856,000, a decrease in accounts receivable of $953,000, non-cash charges for depreciation, amortization, share-based compensation and bad debt expense of $775,000, an increase in accrued expenses of $624,000 and the net change in other operating assets and liabilities of $552,000, partially offset by the net loss of $1,378,000 and an increase in discontinued assets held for sale of $1,847,000.

Investing Activities

In Fiscal 2023 and Fiscal 2022, cash used for investing activities of $136,000 and $170,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In Fiscal 2023 and Fiscal 2022, cash used in financing activities of $300,000 and $200,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2023, was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On December 14, 2023, the Board of Directors approved the following changes to the Fiscal 2024 non-employee director (“NED”) and Chief Executive Officer (“CEO”) compensation:

•   NED compensation was reduced by 25% (resulting in a cost savings of $50,000)

•   CEO compensation was reduced by 25% (resulting in a cost savings of $84,250)

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (https://forwardindustries.com) under “Investors”, "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2023.

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

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2023

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 21, 2023	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 21, 2023	/s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

December 21, 2023	/s/ Sangita Shah Sangita Shah Director

December 21, 2023	/s/ James Ziglar James Ziglar Director
December 21, 2023	/s/ Sharon Hrynkow Sharon Hrynkow Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)	10-K	12/16/22	4.2
10.1	2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.3	Form of Employment Agreement dated May 26, 2021– Paul Severino*$	10-K	12/16/21	10.4(a)
10.4	Summary of Employment Arrangement - Terence Wise*				Filed
10.5	Employment Agreement dated July 1, 2023 – Kathleen Weisberg*	8-K	6/30/23	10.1
10.6	Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.7	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.8	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
10.9	Consultancy Agreement dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.10	Consultancy Agreement dated September 1, 2022 - Justwise Group Ltd.	10-K	12/16/22	10.11
10.10(a)	Extension to the Consultancy Agreement – Justwise Group Ltd.	8-K	11/8/23	10.4
10.11	Employment Agreement dated January 18, 2018 - Robert Wild*	10-K	12/16/22	10.12
10.12	Employment Agreement dated August 17, 2020 – Tom KraMer*	10-K	12/16/22	10.13
10.13	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.14	Deferred Payment Agreement	8-K	11/8/23	10.2
21.1	List of Subsidiaries	10-K	12/17/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ______________________

*	Management compensatory agreement or arrangement.
+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.
$	As previously disclosed, this executive officer has received an increase to his annual Base Salary.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

Melville, New York

December 21, 2023

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
Assets

Current assets:
Cash	$3,180,468	$2,575,522
Accounts receivable, net	6,968,778	7,542,666
Inventories, net	334,384	650,853
Discontinued assets held for sale	508,077	3,150,177
Prepaid expenses and other current assets	378,512	417,605
Total current assets	11,370,219	14,336,823

Property and equipment, net	274,046	241,146
Intangible assets, net	893,143	1,105,901
Goodwill	1,758,682	1,758,682
Operating lease right-of-use assets, net	3,021,315	3,427,726
Other assets	68,737	68,737
Total assets	$17,386,142	$20,939,015

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$518,892	$268,160
Due to Forward China	8,246,015	7,713,880
Deferred income	297,407	438,878
Current portion of earnout consideration	–	25,000
Current portion of operating lease liability	416,042	377,940
Accrued expenses and other current liabilities	1,357,743	1,153,906
Total current liabilities	10,836,099	9,977,764

Other liabilities:
Note payable to Forward China	1,100,000	1,400,000
Operating lease liability, less current portion	2,833,782	3,249,824
Earnout consideration, less current portion	–	45,000
Total liabilities	14,769,881	14,672,588

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at September 30, 2023 and 2022	100,612	100,612
Additional paid-in capital	20,202,202	20,115,711
Accumulated deficit	(17,686,553)	(13,949,896)
Total shareholders' equity	2,616,261	6,266,427
Total liabilities and shareholders' equity	$17,386,142	$20,939,015

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2023	2022

Revenues, net	$36,688,307	$38,206,958
Cost of sales	28,323,822	29,407,009
Gross profit	8,364,485	8,799,949

Sales and marketing expenses	1,663,791	1,477,936
General and administrative expenses	6,541,036	6,733,543
Operating income	159,658	588,470

Fair value adjustment of earnout consideration	(70,000)	–
Interest income	(23,188)	–
Interest expense	104,201	123,411
Other (income)/expense, net	(30,019)	12,612
Income from continuing operations before income taxes	178,664	452,447

Provision for income taxes	20,006	2,554
Income from continuing operations	158,658	449,893
Loss from discontinued operations, net of tax	(3,895,315)	(1,828,144)
Net loss	$(3,736,657)	$(1,378,251)

Basic earnings/(loss) per share :
Basic earnings per share from continuing operations	$0.02	$0.04
Basic loss per share from discontinued operations	(0.39)	(0.18)
Basic loss per share	$(0.37)	$(0.14)

Diluted earnings/(loss) per share:
Diluted earnings per share from continuing operations	$0.02	$0.04
Diluted loss per share from discontinued operations	(0.39)	(0.18)
Diluted loss per share	$(0.37)	$(0.14)

Weighted average common shares outstanding:
Basic	10,061,185	10,061,185
Diluted	10,061,185	10,200,792

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the Fiscal Year Ended September 30, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427

Share-based compensation	–	–	86,491	–	86,491
Net loss	–	–	–	(3,736,657)	(3,736,657)

Balance at September 30, 2023	10,061,185	$100,612	$20,202,202	$(17,686,553)	$2,616,261

	For the Fiscal Year Ended September 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	201,235	–	201,235
Net loss	–	–	–	(1,378,251)	(1,378,251)

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(3,736,657)	$(1,378,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	86,491	201,235
Depreciation and amortization	315,940	309,239
Bad debt expense	78,786	264,912
Change in fair value of earn-out consideration	(70,000)	–
Changes in operating assets and liabilities:
Accounts receivable	495,102	953,137
Inventories	316,469	108,223
Discontinued assets held for sale	2,642,100	(1,846,696)
Prepaid expenses and other current assets	39,093	143,467
Other assets	–	3,514
Accounts payable and due to Forward China	782,867	1,856,340
Deferred income	(141,471)	251,183
Net changes in operating lease liabilities	28,471	44,076
Accrued expenses and other current liabilities	203,837	624,409
Net cash provided by operating activities	1,041,028	1,534,788

Investing Activities:
Purchases of property and equipment	(136,082)	(169,631)
Net cash used in investing activities	(136,082)	(169,631)

Financing Activities:
Repayment of note payable to Forward China	(300,000)	(200,000)
Net cash used in financing activities	(300,000)	(200,000)

Net increase in cash	604,946	1,165,157
Cash at beginning of year	2,575,522	1,410,365
Cash at end of year	$3,180,468	$2,575,522

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$104,201	$123,411
Cash paid for taxes	$10,271	$10,856

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$–	$204,881

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our”, or the “Company”), is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s original equipment manufacturing (“OEM”) distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to original equipment manufacturers (“OEM”s), or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). See Note 14.

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. Our retail distribution business sources and sells smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at September 30, 2023 and 2022. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity

In Fiscal 2023, the Company generated a net loss of $3,737,000, income from continuing operations of $159,000 and cash flows from operating activities of $1,041,000. At September 30, 2023, the Company had $1,300,000 of borrowing available under its line of credit with a bank that was renewed in March 2023 and has a maturity date of May 31, 2024 (see Note 17). By discontinuing the retail segment, which incurred significant losses, the Company expects improvement in operating profitability and cash flows in future periods. The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In connection with the new sourcing agreement and in order to preserve future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request (see Note 14). This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. Based on our forecasted cash flows, discontinuing our retail segment and the agreement with Forward China, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least December 31, 2024. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Impact of COVID-19

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19; however, the effects of COVID-19 continue to linger throughout the global economy and our businesses. Though the severity of COVID-19 has subsided, new variants, or the outbreak of a new pathogen, could interrupt our business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our business.

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

Segment Reporting

As a result of the discontinued retail segment, as disclosed in Note 3, the Company now has two reportable segments: OEM distribution and design. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers worldwide. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 16 for more information on segments.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded there were no indications of impairment of goodwill in Fiscal 2023 or 2022.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at September 30, 2023 or 2022.

Cash

The Company maintains cash deposits and a money market account in banks with financial institutions in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2023 and 2022, there were deposits totaling $2,565,000 (which includes $358,000 in a foreign bank) and $2,037,000 (which includes $467,000 in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($6,949,000 and $7,861,000 at September 30, 2023 and 2022, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for doubtful accounts and customer allowances (for trade, promotional or other discounts), which is recorded as a reduction to accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At September 30, 2023 and 2022, the Company had no allowances for the OEM distribution segment, allowances for doubtful accounts and customer allowances of $185,000 and $75,000, respectively, for the discontinued retail distribution segment and $771,000 and $852,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At September 30, 2023, 2022 and 2021, the Company recorded accounts receivable allowances of $139,000, $55,000 and $0, respectively, for the retail distribution segment.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2023, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The OEM distribution segment had no contract liabilities at September 30, 2023, 2022 or 2021.

Discontinued Retail Distribution Segment

The retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The retail distribution segment had no contract liabilities at September 30, 2023, 2022 or 2021. The results of operations of the retail segment are reported as discontinued operations for Fiscal 2023 and 2022. See Note 3.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. The design segment had contract assets of $976,000, $609,000 and $693,000 at September 30, 2023, 2022 and 2021, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities of $297,000, $439,000 and $188,000 at September 30, 2023, 2022 and 2021, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of sales.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other income or expense in the accompanying consolidated statements of operations. The approximate net gains (losses) from foreign currency transactions were $2,000 and ($13,000) in Fiscal 2023 and 2022, respectively.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and is not expected to have a material impact on our consolidated financial statements.

NOTE 3         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of Fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The Retail Exit is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The inventory of the retail segment meets the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our consolidated balance sheet as “discontinued assets held for sale” at September 30, 2023 and 2022, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the consolidated statements of operations for the years ended September 30, 2023 and 2022. The consolidated balance sheets and results of operations for comparable prior periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

Consistent with the Company's plan for the Retail Exit, the Company re-evaluated its retail inventory and recorded an increase in the reserve of approximately $685,000 relating to discounts deemed necessary to sell the remaining retail inventory. Additionally, on September 30, 2023, the Company had unfulfilled purchase orders for retail products totaling approximately $1,021,000. As of September 30, 2023, the Company made prepayments on these orders of approximately $298,000. Due to the Retail Exit, the Company and Forward China agreed to cancel the full amount of these orders. The unpaid balance on the purchase orders of approximately $723,000, is accrued for as of September 30, 2023 and included in Due to Forward China on the consolidated balance sheets. Collectively, the additional inventory reserve, write off of the prepayments and accrual on the unfulfilled purchase orders represent the loss on classification of discontinued assets held for sale shown in the table below. The total amount related to the retail segment included in Due to Forward China on the consolidated balance sheets was approximately $1,002,000 (which includes the $723,000 due on canceled purchase orders) at September 30, 2023 and $238,000 at September 30, 2022.

The following table presents the major classes of the “Net loss from discontinued operations, net of tax” in our consolidated statements of operations.

	For the Fiscal Years Ended September 30,
	2023	2022

Revenues, net	$4,332,890	$4,130,427
Cost of sales	5,285,495	4,562,106
Gross profit	(952,605)	(431,679)

Sales and marketing expenses	1,210,563	1,376,729
General and administrative expenses	26,762	19,736

Loss from operations	(2,189,930)	(1,828,144)

Loss on classification as held for sale	1,705,385	–
Net loss from discontinued operations before income taxes	(3,895,315)	(1,828,144)
Provision for income taxes	–	–
Loss from discontinued operations	$(3,895,315)	$(1,828,144)

At September 30, 2023 and 2022, discontinued assets held for sale of $508,000 and $3,150,000, respectively, consist of the net inventory of the retail segment. These numbers include an allowance of $1,464,000 and $535,000, respectively to reduce excess or otherwise unsellable inventory to its estimated net realizable value.

There was no depreciation, amortization, investing or financing cash flow activities, or other significant noncash operating cash flow activities for the retail segment in Fiscal 2023 or 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2023			September 30, 2022
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(203,000)	(879,000)	(1,082,000)	(164,000)	(705,000)	(869,000)
Net carrying amount	$382,000	$511,000	$893,000	$421,000	$685,000	$1,106,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. During Fiscal 2023 and Fiscal 2022, the Company recorded amortization expense related to intangible assets of $213,000, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

At September 30, 2023, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Fiscal 2024	$213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	81,000
Fiscal 2028	78,000
Thereafter	187,000
Total	$893,000

Goodwill

Goodwill represents the future economic benefits of assets acquired in a business combination that are not individually identified or separately recognized. The Company’s goodwill resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively and are held under the design segment of our business. The goodwill associated with the IPS acquisition is not deductible for tax purposes, but the goodwill associated with the Kablooe acquisition is deductible for tax purposes.

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2023	2022
Computer hardware and software	$502,000	$473,000
Furniture and fixtures	67,000	67,000
Equipment	171,000	74,000
Property and equipment, cost	740,000	614,000
Less accumulated depreciation and amortization	(466,000)	(373,000)
Property and equipment, net	$274,000	$241,000

Depreciation expense was $103,000 and $96,000 for Fiscal 2023 and Fiscal 2022, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6         FAIR VALUE MEASUREMENTS

The earnout consideration of $0 and $70,000 at September 30, 2023 and 2022, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe, which provides annual contingent earnout payments based on results of operations through August 2025. The current and non-current portions of this liability are shown in the corresponding categories on the consolidated balance sheets in each period presented. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with the following inputs and assumptions, which are categorized within Level 3 of the fair value hierarchy:

	September 30,
	2023	2022
Volatility	40%	40%
Risk-free interest rate	4.9%-5.3%	4.1%
Expected term in years	0.4 - 1.4	0.4 - 2.4
Dividend yield	–	–

In Fiscal 2023, the Company reduced this liability from $70,000 to $0 based on changes in the expected likelihood of Kablooe reaching the specified earnings targets. In Fiscal 2022, there were no changes to the total fair value of this earnout liability.

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Accrued commissions/bonuses	$872,000	$722,000
Paid time off	285,000	228,000
Other	201,000	204,000
Total	$1,358,000	$1,154,000

NOTE 8        SHAREHOLDERS’ EQUITY

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock issued or outstanding at September 30, 2023 or 2022.

Warrants

At September 30, 2023, the Company had 75,000 warrants outstanding and exercisable, which have an exercise price of $1.75 per share and an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the Securities and Exchange Commission. During Fiscal 2023, 76,000 of the warrants outstanding at September 30, 2022 expired.

Nasdaq

On July 31, 2023, the Company was notified by Nasdaq that it was not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. The Company has until January 29, 2024 (the “Deadline Date”) to become compliant. We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice. We are currently assessing all options to regain compliance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9         SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorizes 1,291,000 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan include 1,000,000 new shares and 291,000 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years. At September 30, 2023, there were 889,000 shares of common stock available for grants under the 2021 Plan.

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

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2023	Fiscal 2022
Expected term (years)	2.75	2.5 - 5.0
Expected volatility	69.0%	68.8% - 78.6%
Risk free interest rate	4.31%	0.4% - 3.1%
Expected dividends	–	–

In Fiscal 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 124,740 shares of its common stock at an exercise price of $1.03 per share. The options vest six months from the date of grant and expire five years from the date of grant. The options have a weighted average grant-date fair value of $0.48 per share and an aggregate grant-date fair value of $60,000, which will be recognized ratably over the vesting period.

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 332,409 shares of its common stock at an exercise price of $0.76 per share. The options vest one year from the date of grant and expire five years from the date of the grant. The options have a weighted average grant-date fair value of $0.36 per share and an aggregate grant-date fair value of $120,000, which will be recognized ratably over the vesting period.

In Fiscal 2022, the Company made the following option grants which collectively had a weighted-average grant date fair value of $0.82 per share:

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense for stock option awards of $86,000 and $201,000 during Fiscal 2023 and Fiscal 2022, respectively, which was recorded as a component of general and administrative expenses in its consolidated statements of operations.

No options were exercised during Fiscal 2023 and Fiscal 2022.

At September 30, 2023, there was $22,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.2 years.

The following table summarizes stock option activity during Fiscal 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at September 30, 2022	1,085,000	$1.48
Granted	125,000	$1.03
Expired	(287,000)	$1.46
Outstanding at September 30, 2023	923,000	$1.43	2.6	$–

Exercisable at September 30, 2023	789,000	$1.49	2.3	$–

Options outstanding at September 30, 2023 have an exercise price between $1.03 and $2.39 per share.

NOTE 10      INCOME TAXES

The following table summarizes the Company’s consolidated provision from continuing operations for U.S. federal, state and foreign taxes on income:

	Fiscal 2023	Fiscal 2022
Current:
Federal	$–	$–
State	20,000	3,000
Foreign	–	–

Deferred:
Federal	112,000	220,000
State	(244,000)	32,000
Foreign	(39,000)	(23,000)
	(151,000)	232,000
Change in valuation allowance	171,000	(229,000)
Income tax provision	$20,000	$3,000

The deferred tax provision/(benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2023	2022
Deferred tax assets
Net operating losses	$2,976,000	$2,006,000
Share-based compensation	242,000	220,000
AMT & other tax credits	5,000	5,000
Excess tax over book basis in inventory	18,000	101,000
Reserves and other allowances	893,000	649,000
Deferred rent	–	8,000
Lease liability	794,000	–
Accrued compensation	101,000	70,000
Accrued related party interest	5,000	5,000
Charitable contributions	1,000	–
Interest expense limitation	46,000	48,000
Total deferred tax assets	5,081,000	3,112,000

Deferred tax liabilities
Depreciation	(9,000)	(12,000)
Prepaid expenses	(88,000)	(96,000)
Intangible assets	(145,000)	(178,000)
ROU Asset	(737,000)	–
Total deferred tax liabilities	(979,000)	(286,000)
Valuation allowance	(4,102,000)	(2,826,000)
Net deferred tax assets	$–	$–

The Company recorded a provision for income taxes which includes net expense of $20,000 and $3,000 in Fiscal 2023 and 2022, respectively, primarily for state income tax expenses in states where net operating loss carryforwards (“NOLs”) were not available.

At September 30, 2023, the Company had available NOLs for U.S. federal income tax purposes of $9,350,000 and NOLs for state income tax purposes of $5,113,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset of $2,283,000 with respect to U.S. federal income taxes and $371,000 for state income taxes. In addition, at September 30, 2023, the Company had available NOLs for foreign income tax purposes of $1,839,000, resulting in a deferred tax asset of $322,000, expiring through 2028. Total net deferred tax assets, before valuation allowance, were $4,102,000 and $2,826,000 at September 30, 2023 and 2022, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested; therefore, in accordance with U.S. GAAP, no provision for U.S. federal or state income taxes would result. In Fiscal 2023, Forward Switzerland had a net loss for tax purposes of $113,000 and Forward UK had a net loss for tax purposes of $158,000.

At September 30, 2023, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except with respect to the U.S. federal income taxes in the event the Company elects to effect repatriation of certain foreign source income of Forward Switzerland, which income is currently considered to be permanently reinvested and for which no U.S. tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2023 and 2022, the valuation allowance was $4,102,000 and $2,826,000, respectively. The change in the valuation allowance of $1,275,000 is comprised of $171,000 from continuing operations and $1,104,000 from discontinued operations. In the future, the utilization of the Company's NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2023		Fiscal 2022
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	3.9%		5.8%
Foreign rate differential	(9.2%	)	(5.3%	)
Tax return to provision adjustments	(94.6%	)	4.1%
Effect of state tax rate change	(8.5%	)	7.0%
Change in valuation allowance	95.7%		(34.1%	)
Permanent differences	2.9%		2.0%

Effective tax rate	11.2%		0.5%

At September 30, 2023 and 2022, the Company had not accrued any interest or penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2020, are closed to federal and state examination.

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

	For the Fiscal Years Ended
	September 30,
	2023	2022
Numerator:
Income from continuing operations	$179,000	$450,000
Loss from discontinued operations, net of tax	(3,895,000)	(1,828,000)
Net loss	$(3,716,000)	$(1,378,000)

Denominator:
Weighted average common shares outstanding	10,061,000	10,061,000
Dilutive common share equivalents	–	140,000
Weighted average dilutive shares outstanding	10,061,000	10,201,000

Basic earnings/(loss) per share :
Basic earnings per share from continuing operations	$0.02	$0.04
Basic loss per share from discontinued operations	(0.39)	(0.18)
Basic loss per share	$(0.37)	$(0.14)

Diluted earnings/(loss) per share:
Diluted earnings per share from continuing operations	$0.02	$0.04
Diluted loss per share from discontinued operations	(0.39)	(0.18)
Diluted loss per share	$(0.37)	$(0.14)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings per share in Fiscal 2023 and 2022 because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended
	September 30,
	2023	2022
Options	923,000	277,000
Warrants	75,000	151,000
Total potentially dilutive shares	998,000	428,000

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

In February 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $79,000 at September 30, 2023) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but it renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $358,000 at September 30, 2023). At September 30, 2023, the Company had not incurred a liability in connection with this guarantee.

Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13      LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Total operating lease expense in Fiscal 2023 was $621,000, of which $3,000 was recorded in sales and marketing expenses and $618,000 was recorded in general and administrative expenses on the consolidated statements of operations.  Total operating lease expense in Fiscal 2022 was $631,000, of which $57,000 was recorded in sales and marketing expenses and $574,000 was recorded in general and administrative expenses on the consolidated statements of operations.  Cash paid for amounts included in operating lease liabilities in Fiscal 2023 and Fiscal 2022, which have been included in cash flows from operating activities, was $575,000 and $601,000, respectively.

At September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 5.7%.

Future minimum payments under non-cancellable operating leases are as follows:

Fiscal 2024	$592,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Fiscal 2028	428,000
Thereafter	1,551,000
Total future minimum lease payments	4,056,000
Less imputed interest	(806,000)
Present value of lease liabilities	3,250,000
Less current portion of lease liabilities	(416,000)
Long-term portion of lease liabilities	$2,834,000

NOTE 14       RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and through March 2023 paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 16), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023, resulting in cash savings of $100,000 in Fiscal 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. Due to the Retail Exit and decline in the OEM distribution segment business, the new sourcing agreement expires October 31, 2024.

Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $1,266,000 and $1,398,000 during Fiscal 2023 and Fiscal 2022, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China of $12,799,000 and $18,055,000 during Fiscal 2023 and Fiscal 2022, respectively.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. No commissions were recognized in Fiscal 2023 and Fiscal 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the new sourcing agreement and in order to preserve the Company’s future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms.

The Company made prepayments to Forward China for inventory purchases of $20,000 at September 30, 2022, which are included in prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2023, there were no such prepayments. During 2023, as a result of the Retail Exit, the Company recognized a loss of approximately $1,021,000 relating to the termination of unfulfilled purchase orders for retail products (see Note 3).

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $104,000 and $122,000 in Fiscal 2023 and Fiscal 2022, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $300,000 and $200,000 on this note during Fiscal 2023 and Fiscal 2022, respectively, and this note has a remaining balance of $1,100,000 at September 30, 2023.

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”) a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $2,058,000 and $1,741,000 in Fiscal 2023 and Fiscal 2022, respectively. Due to the Retail Exit, these revenues are included in the loss from discontinued operations for Fiscal 2023 and 2022.

The Company entered into an agreement with Justwise effective March 1, 2022, under which (i) Justwise will perform design and marketing services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company will pay Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement was effective until August 31, 2023. Effective September 1, 2023, the Company entered into an agreement to extend this agreement on a month-to-month basis and to expand its scope to include inventory management assistance. The Company incurred costs of $127,000 under this agreement for Fiscal 2023, of which $120,000 was included in selling and marketing expenses and $7,000 is included as a component of cost of sales upon sales of the related products. The Company incurred costs of $90,000 under this agreement for Fiscal 2022, of which $84,000 was included in selling and marketing expenses and $6,000 is included as a component of cost of sales upon sales of the related products. The Company had accounts payable to Justwise of $10,000 and $15,000 at September 30, 2023 and 2022, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenues from this customer of $626,000 and $780,000 in Fiscal 2023 and Fiscal 2022, respectively. The Company had no accounts receivable from this customer at September 30, 2023 or 2022.

A member of the Company’s Audit, Governance and Compensation Committees of its Board of Directors is also a member of the Board of Directors of a company to whom the Company’s OEM distribution segment sold products during Fiscal 2022. The Company recognized revenue of $0 and $13,000 from the sale of such products during Fiscal 2023 and 2022, respectively.

NOTE 15        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax and/or after-tax contributions of a portion of their salary in amounts subject to Internal Revenue Service limitations. The Company made immediately vested contributions of $426,000 during Fiscal 2023, of which $310,000 was recorded to cost of sales, $25,000 was recorded to sales and marketing expense and $91,000 was recorded to general and administrative expense on the consolidated statement of operations. The Company made immediately vested contributions of $379,000 during Fiscal 2022, of which $313,000 was recorded to cost of sales, $16,000 was recorded to sales and marketing expense and $50,000 was recorded to general and administrative expense on the consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        SEGMENTS AND CONCENTRATIONS

Segments

As a result of discontinuing the retail segment, see Note 3, the Company now has two reportable segments: OEM distribution and design. See Note 2 for more information on the composition and accounting policies of our reportable segments. The results of the retail segment were classified as discontinued operations as discussed in Note 3. Segment information presented herein excludes the results of the retail segment for all periods presented.

Our chief operating decision maker (“CODM”) regularly reviews revenue and operating income for each segment to assess financial results and allocate resources. For our OEM distribution segments, we exclude general and administrative and general corporate expenses from their measure of profitability as these expenses are not allocated to the segments and therefore not included in the measure of profitability used by the CODM. For the design segment, general and administrative expenses directly attributable to that segment are included in its measure of profitability as these expenses are included in the measure of its profitability reviewed by the CODM. We do not include intercompany activity in our segment results shown below to be consistent with the information that is presented to the CODM. Segment assets consist of accounts receivable and inventory, which are regularly reviewed by the CODM, as well as goodwill and intangible assets resulting from design segment acquisitions.

Information by segment and related reconciliations are shown in tables below:

	Revenues
	Fiscal 2023	Fiscal 2022
OEM distribution	$14,002,000	$18,036,000
Design	22,686,000	20,171,000
Total segment revenues	$36,688,000	$38,207,000

	Operating Income/(Loss)
	Fiscal 2023	Fiscal 2022
OEM distribution	$440,000	$905,000
Design	2,182,000	2,148,000
Total segment operating income	2,622,000	3,053,000
General corporate expenses	(2,462,000)	(2,465,000)
Operating loss from continuing operations before income taxes	160,000	588,000
Other expense/(income), net	(19,000)	136,000
Income from continuing operations before income taxes	$179,000	$452,000

	Depreciation and Amortization
	Fiscal 2023	Fiscal 2022
OEM distribution	$4,000	$8,000
Design	312,000	301,000
Total	$316,000	$309,000

	Segment Assets
	September 30,
	2023	2022
OEM distribution	$2,478,000	$4,276,000
Design	6,721,000	6,116,000
Total segment assets	9,199,000	10,392,000
General corporate assets	6,924,000	6,731,000
Discontinued assets held for sale	508,000	3,150,000
Other assets of discontinued retail segment	755,000	666,000
Total assets	$17,386,000	$20,939,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Concentrations

The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets, all of which are located in the United States. The following table sets forth our consolidated net revenues by country for Fiscal 2023 and Fiscal 2022:

	Revenues
	Fiscal 2023	Fiscal 2022
United States	$27,116,000	$25,538,000
China	3,443,000	5,325,000
Germany	3,000,000	2,976,000
Poland	1,275,000	2,643,000
Other foreign countries	1,854,000	1,725,000
Total	$36,688,000	$38,207,000

Customer Concentrations

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenue from one of these customers or their affiliates or contract manufacturers represented 11.2% of the Company’s consolidated net revenues in Fiscal 2023 and revenues from two of these customers or their affiliates or contract manufacturers represented 25.5% of the Company’s consolidated net revenues in Fiscal 2022.

The Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 27.9% and 11.8% of the Company’s consolidated net revenues in Fiscal 2023 and 2022, respectively.

The Company had customers in the OEM distribution segment whose accounts receivable balances accounted for 10% or more of the Company’s consolidated accounts receivable. One customer or its affiliate or contract manufacturer represented 12.0% of the Company’s consolidated accounts receivable at September 30, 2023 and two customers or their affiliates or contract manufacturers represented 28.1% of the Company’s consolidated accounts receivable at September 30, 2022.

At September 30, 2023, the Company had one customer in the design segment whose accounts receivable balances accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 31.1% of the Company’s consolidated accounts receivable at September 30, 2023. There were no customers in the design segment whose individual percentage of the Company’s consolidated accounts receivable was 10% or greater at September 30, 2022.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer represented approximately 13% of our consolidated net revenues for Fiscal 2022. The Company expects the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

Supplier Concentration

The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China (see Note 14). Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces.

NOTE 17         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in March 2023. The line of credit has a maturity date of May 31, 2024, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 9.25% and 7.0% at September 30, 2023 and 2022, respectively. In March 2021, the Company paid down the outstanding balance on the line of credit and $1,300,000 was available at September 30, 2023 and 2022. The Company is subject to certain debt-service ratio requirements which are measured annually. The Company was in compliance with such covenants at September 30, 2023.

