Form 10-Q
period 2023-12-31
Forward Industries, Inc.
filed 2024-02-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Registrant’s telephone number, including area code: (631) 547-3055

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of January 31, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets

Current assets:
Cash	$3,026,786	$3,180,468
Accounts receivable, net	6,534,702	6,968,778
Inventories, net	405,229	334,384
Discontinued assets held for sale	135,604	508,077
Prepaid expenses and other current assets	392,282	378,512
Total current assets	10,494,603	11,370,219

Property and equipment, net	265,346	274,046
Intangible assets, net	839,954	893,143
Goodwill	1,758,682	1,758,682
Operating lease right-of-use assets, net	2,916,385	3,021,315
Other assets	68,737	68,737
Total assets	$16,343,707	$17,386,142

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China	$850,000	$–
Accounts payable	392,202	518,892
Due to Forward China	8,894,245	8,246,015
Deferred income	250,405	297,407
Current portion of operating lease liability	425,998	416,042
Accrued expenses and other current liabilities	494,724	1,357,743
Total current liabilities	11,307,574	10,836,099

Other liabilities:
Note payable to Forward China	–	1,100,000
Operating lease liability, less current portion	2,723,281	2,833,782
Total other liabilities	2,723,281	3,933,782
Total liabilities	14,030,855	14,769,881

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at December 31, 2023 and September 30, 2023	100,612	100,612
Additional paid-in capital	20,253,013	20,202,202
Accumulated deficit	(18,040,773)	(17,686,553)
Total shareholders' equity	2,312,852	2,616,261
Total liabilities and shareholders' equity	$16,343,707	$17,386,142

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022

Revenues, net	$7,151,951	$9,752,684
Cost of sales	5,509,465	7,786,614
Gross profit	1,642,486	1,966,070

Sales and marketing expenses	368,736	411,174
General and administrative expenses	1,654,071	1,682,812
Operating loss	(380,321)	(127,916)

Fair value adjustment of earnout consideration	–	(40,000)
Interest income	(17,469)	–
Interest expense	19,010	27,958
Other income, net	(687)	(24,560)
Loss from continuing operations before income taxes	(381,175)	(91,314)

Provision for income taxes	–	–
Loss from continuing operations	(381,175)	(91,314)
Income / (loss) from discontinued operations, net of tax	26,955	(338,961)
Net loss	$(354,220)	$(430,275)

Basic earnings/(loss) per share:
Basic loss per share from continuing operations	$(0.04)	$(0.01)
Basic earnings/(loss) per share from discontinued operations	0.00	(0.03)
Basic loss per share	$(0.04)	$(0.04)

Diluted earnings/(loss) per share:
Diluted loss per share from continuing operations	$(0.04)	$(0.01)
Diluted earnings/(loss) per share from discontinued operations	0.00	(0.03)
Diluted loss per share	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic	10,061,185	10,061,185
Diluted	10,061,185	10,061,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three Months Ended December 31, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023	10,061,185	$100,612	$20,202,202	$(17,686,553)	$2,616,261
Share-based compensation	–	–	50,811	–	50,811
Net loss	–	–	–	(354,220)	(354,220)
Balance at December 31, 2023	10,061,185	$100,612	$20,253,013	$(18,040,773)	$2,312,852

	For the Three Months Ended December 31, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427
Share-based compensation	–	–	23,935	–	23,935
Net loss	–	–	–	(430,275)	(430,275)
Balance at December 31, 2022	10,061,185	$100,612	$20,139,646	$(14,380,171)	$5,860,087

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(354,220)	$(430,275)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based compensation	50,811	23,935
Depreciation and amortization	81,403	77,530
Bad debt (recoveries) expense	(10,991)	13,109
Change in fair value of earnout consideration	–	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	445,067	(993,522)
Inventories	(70,845)	(288,509)
Discontinued assets held for sale	372,473	(49,340)
Prepaid expenses and other current assets	(13,770)	23,262
Accounts payable and due to Forward China	521,540	2,070,341
Deferred income	(47,002)	(104,290)
Net changes in operating lease liabilities	4,385	8,416
Accrued expenses and other current liabilities	(863,019)	(459,262)
Net cash provided by / (used in) operating activities	115,832	(148,605)

Investing Activities:
Purchases of property and equipment	(19,514)	(45,111)
Net cash used in investing activities	(19,514)	(45,111)

Financing Activities:
Repayment of note payable to Forward China	(250,000)	(50,000)
Net cash used in financing activities	(250,000)	(50,000)

Net decrease in cash	(153,682)	(243,716)
Cash at beginning of period	3,180,468	2,575,522
Cash at end of period	$3,026,786	$2,331,806

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,010	$27,958

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

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s original equipment manufacturing (“OEM”) distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to original equipment manufacturers (“OEM”s), or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). See Note 9.

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. Our retail distribution business sources and sells smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at December 31, 2023 and September 30, 2023. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity

For the three months ended December 31, 2023, the Company generated a net loss of $354,000, loss from continuing operations of $381,000 and cash flows from operating activities of $116,000. At December 31, 2023, the Company had $1,300,000 of borrowing available under its line of credit with a bank that was renewed in March 2023 and has a maturity date of May 31, 2024 (see Note 11). By discontinuing the retail segment, which incurred significant losses, the Company expects improved performance in future periods. The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In connection with the new sourcing agreement and in order to preserve future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request (see Note 9). This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. Based on our forecasted cash flows, discontinuing our retail segment and the agreement with Forward China, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least February 28, 2025. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein but are not necessarily indicative of the results of operations for the year ending September 30, 2024. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and with the disclosures and risk factors presented therein. The September 30, 2023 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Segment Reporting

As a result of the discontinued retail segment, as disclosed in Note 3, the Company now has two reportable segments: OEM distribution and design. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers worldwide. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 6 for more information on segments.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($6,183,000 and $6,949,000 at December 31, 2023 and September 30, 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At December 31, 2023 and September 30, 2023, the Company had no allowances for doubtful accounts for the OEM distribution segment, allowances for doubtful accounts of $35,000 and $46,000, respectively, for the discontinued retail distribution segment and $760,000 and $771,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At December 31, 2023 and September 30, 2023, the Company recorded accounts receivable allowances of $193,000 and $139,000, respectively, for the discontinued retail distribution segment.

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

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at December 31, 2023, September 30, 2023 or September 30, 2022.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at December 31, 2023, September 30, 2023 or 2022. The results of operations of the retail segment are reported as discontinued operations for the three months ended December 31, 2023 and 2022. See Note 3.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $1,340,000, $976,000 and $609,000 at December 31, 2023, September 30, 2023 and September 30, 2022, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $250,000, $297,000, and $439,000 at December 31, 2023, September 30, 2023 and September 30, 2022, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at December 31, 2023.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at December 31, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At December 31, 2023, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2024 with no material impact on its condensed consolidated financial statements.

NOTE 3     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of Fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The Retail Exit is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The inventory of the retail segment meets the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at December 31, 2023 and September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022. The condensed consolidated balance sheets and results of operations for comparable prior periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

The total amount related to the discontinued retail segment included in Due to Forward China on the condensed consolidated balance sheets was approximately $905,000 and $1,002,000 (which includes the $723,000 due on canceled purchase orders) at December 31, 2023 and September 30, 2023, respectively.

The following table presents the major classes of the “Income / loss from discontinued operations, net of tax” in our condensed consolidated statements of operations.

	For the Three Months Ended December 31,
	2023	2022

Revenues, net	$665,000	$1,057,000
Cost of sales	470,000	1,104,000
Gross profit	195,000	(47,000)

Sales and marketing expenses	145,000	279,000
General and administrative expenses	23,000	13,000

Income / (loss) from discontinued operations before income taxes	27,000	(339,000)
Provision for income taxes	–	–
Income / (loss) from discontinued operations	$27,000	$(339,000)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023 and September 30, 2023, discontinued assets held for sale of $136,000 and $508,000, respectively, consist of the net inventory of the retail segment. These numbers include an allowance of $834,000 and $1,464,000, respectively to reduce excess or otherwise unsellable inventory to its estimated net realizable value.

There was no depreciation, amortization, investing or financing cash flow activities, or other significant noncash operating cash flow activities for the retail segment in the three months ended December 31, 2023 and 2022.

NOTE 4     INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2023			September 30, 2023
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(213,000)	(922,000)	(1,135,000)	(203,000)	(879,000)	(1,082,000)
Net carrying amount	$372,000	$468,000	$840,000	$382,000	$511,000	$893,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended December 31, 2023 and 2022, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At December 31, 2023, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2024	$160,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Thereafter	147,000
Total	$840,000

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

NOTE 5     FAIR VALUE MEASUREMENTS

The acquisition of Kablooe provides annual contingent earnout payments based on their results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. During the three months ended December 31, 2022, the Company reduced this liability from $70,000 to $30,000 based on changes to the expected likelihood of Kablooe reaching the specified earnings targets. In September 2023, the Company further reduced this liability from $30,000 to $0 due to the low likelihood of Kablooe reaching the specified earnings target. The fair value of this earnout liability remained $0 at December 31, 2023. The resulting gains have been recorded as a component of other income on the condensed consolidated statements of operations.

NOTE 6     SEGMENTS AND CONCENTRATIONS

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended December 31,
	2023	2022
Revenues:
OEM distribution	$2,010,000	$4,377,000
Design	5,142,000	5,376,000
Total segment revenues	$7,152,000	$9,753,000

Operating income/(loss):
OEM distribution	$41,000	$112,000
Design	266,000	433,000
Total segment operating income	307,000	545,000
General corporate expenses	(687,000)	(673,000)
Operating loss from continuing operations before income taxes	(380,000)	(128,000)
Other expense (income), net	1,000	(37,000)
Loss from continuing operations before income taxes	$(381,000)	$(91,000)

Depreciation and amortization:
OEM distribution	$1,000	$2,000
Design	80,000	76,000
Total depreciation and amortization	$81,000	$78,000

	December 31, 2023	September 30, 2023
Segment Assets:
OEM distribution	$2,321,000	$2,478,000
Design	6,823,000	6,721,000
Total segment assets	9,144,000	9,199,000
General corporate assets	6,669,000	6,924,000
Discontinued assets held for sale	136,000	508,000
Other assets of discontinued retail segment	395,000	755,000
Total assets	$16,344,000	$17,386,000

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. There were no customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater during the three months ended December 31, 2023. Revenues from two customers or their affiliates or contract manufacturers represented 27.7% of the Company’s consolidated net revenues for the three months ended December 31, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2023 and 2022, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 27.5% and 15.9%, respectively, of the Company’s consolidated net revenues for the three months ended December 31, 2023 and 2022.

At December 31, 2023 and September 30, 2023, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. One customer or its affiliate or contract manufacturer represented 13.5% and 12.0% of the Company’s consolidated accounts receivable at December 31, 2023 and September 30, 2023, respectively.

At December 31, 2023 and September 30, 2023, the Company had one customer in the design segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 28.4% and 31.1%, respectively, of the Company’s consolidated accounts receivable at December 31, 2023 and September 30, 2023.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer represented 13.4% of our consolidated net revenues for the three months ended December 31, 2022. The Company expects the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

NOTE 7     SHAREHOLDERS’ EQUITY

Stock Options

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 332,409 shares of its common stock at an exercise price of $0.76 per share. The options vest one year from the date of grant and expire five years from the date of the grant. The options have a weighted average grant-date fair value of $0.36 per share and an aggregate grant-date fair value of $120,000, which will be recognized ratably over the vesting period. No options were granted during the three months ended December 31, 2022. There were no options exercised during the three months ended December 31, 2023 or 2022.

The Company recognized compensation expense for stock option awards of $51,000 and $24,000 during the three months ended December 31, 2023 and 2022, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At December 31, 2023, there was $91,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.8 years.

Nasdaq

On July 31, 2023, the Company was notified by Nasdaq that it was not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. The Company had 180 days, or until January 29, 2024, to regain compliance with this requirement. On January 30, 2024, we were notified by Nasdaq that based on our continued non-compliance with this requirement, it had determined that the Company’s common stock would be scheduled for delisting from Nasdaq. The Company requested a hearing on this matter with the Nasdaq Hearings Panel (“Panel”) and a hearing has been scheduled for April 9, 2024.  This request stayed any trading suspension or delisting of the Company’s common stock until the completion of the hearings process.  The Company has received shareholder approval for a reverse stock split (see below), on February 6, 2024, and is considering its options. We can provide no assurances that we will regain compliance with the requirements to remain listed on Nasdaq or that the Panel will approve our plans to regain compliance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Split

On February 6, 2024, the Company's shareholders approved an amendment to our Restated Certificate of Incorporation (the "Amendment") to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-3, with such ratio to be determined at the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. The Company’s board of directors intends to determine whether to proceed with the reverse stock split, the effective time and ratio of the reverse stock split at a future date. We can provide no assurances that it will be implemented or that it will result in our stock price increasing to meet the bid price requirement for a period of time sufficient to regain compliance with Nasdaq listing requirements.

NOTE 8     EARNINGS PER SHARE

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

	For the Three Months Ended
	December 31,
	2023	2022
Numerator:
Loss from continuing operations	$(381,000)	$(91,000)
Income / (loss) from discontinued operations, net of tax	27,000	(339,000)
Net loss	$(354,000)	$(430,000)

Denominator:
Weighted average common shares outstanding	10,061,000	10,061,000
Dilutive common share equivalents	–	–
Weighted average dilutive shares outstanding	10,061,000	10,061,000

Basic (loss)/earnings per share:
Basic loss per share from continuing operations	$(0.04)	$(0.01)
Basic earnings/(loss) per share from discontinued operations	0.00	(0.03)
Basic loss per share	$(0.04)	$(0.04)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(0.04)	$(0.01)
Diluted earnings/(loss) per share from discontinued operations	0.00	(0.03)
Diluted loss per share	$(0.04)	$(0.04)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended December 31,
	2023	2022
Options	1,255,000	1,075,000
Warrants	75,000	151,000
Total potentially dilutive shares	1,330,000	1,226,000

NOTE 9     RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and through March 2023 paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 6), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. The new sourcing agreement expires October 31, 2024. The Company recorded service fees to Forward China of $234,000 and $344,000 during the three months ended December 31, 2023 and 2022, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China during the three months ended December 31, 2023 and 2022 of approximately $1,516,000 and $4,412,000, respectively.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At December 31, 2023, the remaining balance covered by this agreement was approximately $7,365,000.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $19,000 and $28,000 in the three months ended December 31, 2023 and 2022, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $250,000 and $50,000 on this note during the three months ended December 31, 2023 and 2022, respectively, and this note has a remaining balance of $850,000 at December 31, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $273,000 and $497,000 in the three months ended December 31, 2023 and 2022, respectively. Due to the Retail Exit, these revenues are included in the income / (loss) from discontinued operations for the three months ended December 31, 2023 and 2022. The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement existed on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $20,000 and $33,000 for the three months ended December 31, 2023 and 2022, respectively. Due to the Retail Exit, these costs are included in the income / (loss) from discontinued operations for the three months ended December 31, 2023 and 2022. The Company had accounts payable to Justwise of $0 and $10,000 at December 31, 2023 and September 30, 2023, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $120,000 and $134,000 for the three months ended December 31, 2023 and 2022, respectively. The Company had no accounts receivable from this customer at December 31, 2023 or September 30, 2023.

The Company recorded revenue from a customer who employs an immediate family member of a former member of our Audit, Governance and Compensation committees of our Board of Directors. The Company recognized revenue from this customer of $16,000 and $0 for the three months ended December 31, 2023 and 2022, respectively. The Company had no accounts receivable from this customer at December 31, 2023 or September 30, 2023.

NOTE 10    LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At December 31, 2023, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11    LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in March 2023. The line of credit has a maturity date of May 31, 2024, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 9.25% at December 31, 2023 and September 30, 2023. At December 31, 2023, the Company had $1,300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2023, the Company was in compliance with such covenants.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12    LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Total operating lease expense for the three months ended December 31, 2023, was $155,000, of which $4,000 was recorded in sales and marketing expenses and $151,000 was recorded in general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended December 31, 2022, was $148,000, of which $1,000 was recorded in sales and marketing expenses and $147,000 was recorded in general and administrative expenses on the condensed consolidated statement of operations.  Cash paid for amounts included in operating lease liabilities for the three months ended December 31, 2023 and 2022, which have been included in cash flows from operating activities, was $147,000 and $143,000, respectively.

At December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 7.4 years and a weighted average discount rate of 5.7%.

At December 31, 2023, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2024	$445,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Fiscal 2028	428,000
Thereafter	1,551,000
Total future minimum lease payments	3,909,000
Less imputed interest	(760,000)
Present value of lease liabilities	3,149,000
Less current portion of lease liabilities	(426,000)
Long-term portion of lease liabilities	$2,723,000

NOTE 13    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2023 and September 30, 2023 are as follows:

	December 31,	September 30,
	2023	2023
Accrued commissions/bonuses	$117,000	$872,000
Paid time off	219,000	285,000
Other	159,000	201,000
Total	$495,000	$1,358,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  The following discussion and analysis compares our condensed consolidated results of operations for the three months ended December 31, 2023 (the “2024 Quarter”) with those for the three months ended December 31, 2022 (the “2023 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, our beliefs and our plans regarding gaining Nasdaq compliance, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our sales people, failure to develop products at a profit, failure to commercialize products that we develop, continued supply chain issues, a significant decrease in our stock price upon effectuating a reverse stock split, inability of our design division’s customers to pay for our services, unanticipated issues with our affiliated sourcing agent, issues at Chinese factories that source our products, and failure to obtain acceptance of our products. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2023 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Discontinued Operations

Considering the recurring losses incurred by the retail distribution segment, in July 2023, the Company decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at December 31, 2023 and September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022.

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

Critical Accounting Policies and Estimates

We discussed the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2022

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter:

	Consolidated Results of Operations
	2024 Quarter	2023 Quarter	Change ($)	Change (%)
Revenues, net	$7,152,000	$9,753,000	$(2,601,000)	(26.7%)
Cost of sales	5,509,000	7,787,000	(2,278,000)	(29.3%)
Gross profit	1,643,000	1,966,000	(323,000)	(16.4%)
Sales and marketing expenses	369,000	411,000	(42,000)	(10.2%)
General and administrative expenses	1,654,000	1,683,000	(29,000)	(1.7%)
Loss from operations	(380,000)	(128,000)	(252,000)	196.9%
Other (income)/expense, net	1,000	(37,000)	38,000	(102.7%)
Provision for income taxes	–	–	–	–
Loss from continuing operations	$(381,000)	$(91,000)	$(290,000)	318.7%

The discussion that follows below provides further details about our results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter.

Net revenues declined significantly in the OEM distribution segment and, to a lesser extent, in the design segment.

Our gross profit decreased across both segments, but our gross margin increased from 20.2% in the 2023 Quarter to 23.0% in the 2024 Quarter. The gross margin increase was driven by our OEM distribution segment due to a change in the mix of revenue and a reduction in our sourcing fee with Forward China, partially offset by lower utilization rates in our design segment.

Sales and marketing expenses decreased primarily due to lower marketing related overhead in our OEM distribution segment. Sales and marketing as a percentage of revenues increased from 4.2% in the 2023 Quarter to 5.2% in the 2024 Quarter.

General and administrative expenses decreased in the 2024 Quarter, primarily related to a decline in design segment and corporate expenses. These decreases were primarily driven by lower payroll costs. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other expense of $1,000 in the 2024 Quarter compared to net other income of $37,000 in the 2023 Quarter. The variance is due to fair value adjustments of $40,000 in the 2023 Quarter to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Quarter, offset by interest income from interest bearing deposits in the 2024 Quarter and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $381,000 and $91,000 in the 2024 Quarter and 2023 Quarter, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $0.04 and $0.01 for the 2024 Quarter and the 2023 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2024 Quarter revenues	$2,010,000	$5,142,000	$–	$7,152,000
2023 Quarter revenues	4,377,000	5,376,000	–	9,753,000
Change	$(2,367,000)	$(234,000)	$–	$(2,601,000)

2024 Quarter operating income/(loss)	$41,000	$266,000	$(687,000)	$(380,000)
2023 Quarter operating income/(loss)	112,000	433,000	(673,000)	(128,000)
Change	$(71,000)	$(167,000)	$(14,000)	$(252,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased from lower sales volume from diabetic customers, partially offset by increased volumes with other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented 13% of our consolidated net revenues in the 2023 Quarter. We expect the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2024 Quarter	2023 Quarter	Change ($)	Change (%)
Diabetic products	$1,424,000	$3,985,000	$(2,561,000)	(64.3%)
Other products	586,000	392,000	194,000	49.5%
Total net revenues	$2,010,000	$4,377,000	$(2,367,000)	(54.1%)

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

Revenues from diabetic products decreased primarily due to the loss of one of our major diabetic customers whose contract expired, lower volumes in the 2024 Quarter related to timing of orders relative to our fiscal quarters and the loss of one product to a competitor. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 71% of net revenues for the OEM distribution segment in the 2024 Quarter compared to 91% in the 2023 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to new customers and higher sales volume with several existing customers, partially offset by reduced demand from other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin decreased from 2.6% in the 2023 Quarter to 2.0% in the 2024 Quarter, driven by lower revenues and lower gross profit. Operating expenses decreased, but at a lower rate than revenue. This was partially offset by higher gross margins driven by a decrease in revenues from lower margin diabetic customers.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and reduced its sourcing fee with Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement. The Company and Forward China signed a new Supply Agreement effective October 2023, which further reduced the fixed portion of the sourcing fee to $65,833 per month. See Note 9 to the condensed consolidated financial statements for more information on the sourcing agreement with Forward China.

Design Segment

The decrease in net revenues in the design segment was driven by declines in revenues from certain prior year customers, a shift in timing of projects with some customers, partially offset by projects from new customers.

Operating income for the design segment decreased and operating income margin decreased from 8.1% in the 2023 Quarter to 5.2% in 2024 Quarter. This decrease was driven by lower utilization rates and higher direct labor costs driven by inflationary pressures, partially offset by lower sales and marketing expenses and increased billing rates on some projects.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At December 31, 2023, our working capital deficit, which excludes discontinued assets held for sale, was $949,000 compared to working capital of $26,000 at September 30, 2023. The decrease was primarily due to the Forward China promissory note of $850,000, which matures on December 31, 2024 and is now included in current liabilities, an increase in payables due Forward China and lower accounts receivable balances. At January 31, 2024, we had approximately $3,200,000 cash on hand and $1,300,000 available under our line of credit with a bank which matures May 31, 2024. There are no assurances this line of credit will extend beyond May 31, 2024.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 9 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $850,000 after we made principal payments of $750,000 through December 31, 2023. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At December 31, 2023, our accounts payable due to Forward China was approximately $8,894,000. In order to preserve our current and future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement, if needed, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During the 2024 Quarter and 2023 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2024 Quarter, cash provided by operating activities of $116,000 resulted from an increase in accounts payable and amounts due to Forward China of $522,000, a decrease in accounts receivable of $445,000, a decrease in discontinued assets held for sale $372,000 and non-cash expenses of $121,000 related to depreciation, amortization, share-based compensation and bad debt expense, partially offset by a decrease in accrued expenses and other current liabilities of $863,000, a net loss of $354,000 and the net change in other operating assets and liabilities of $127,000.

During the 2023 Quarter, cash used in operating activities of $149,000 resulted from a net loss of $430,000, an increase in accounts receivable of $994,000, an increase in inventories of $289,000, an increase in discontinued assets held for sale $49,000, a decrease in accrued expenses and other current liabilities of $459,000 and the net change in other operating assets and liabilities of $73,000, partially offset by an increase in accounts payable and amounts due to Forward China of $2,070,000 and non-cash expenses of $75,000 related to fair value adjustments, depreciation, amortization, share-based compensation and bad debt expense.

Investing Activities

Cash used in investing activities in the 2024 Quarter and the 2023 Quarter of $20,000 and $45,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2024 Quarter and the 2023 Quarter of $250,000 and $50,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At December 31, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2023 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2023, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  February 14, 2024

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer) By: /s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
10.1	Summary of Employment Arrangement - Terence Wise*	10-K	12/21/23	10.4
10.2	Consultancy Agreement dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.3	Consultancy Agreement dated September 1, 2022 - Justwise Group Ltd.	10-K	12/16/22	10.11
10.3(a)	Extension to the Consultancy Agreement – Justwise Group Ltd.	8-K	11/8/23	10.4
10.4	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.5	Deferred Payment Agreement	8-K	11/8/23	10.2
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

