Form 10-Q
period 2024-03-31
Forward Industries, Inc.
filed 2024-05-10
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of April 30, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
Assets	(Unaudited)

Current assets:
Cash	$2,261,853	$3,180,468
Accounts receivable, net of allowances for credit losses of $771,189 and $955,965 as of March 31, 2024 and September 30, 2023, respectively	6,484,427	6,968,778
Inventories, net	308,895	334,384
Discontinued assets held for sale	–	508,077
Prepaid expenses and other current assets	457,071	378,512
Total current assets	9,512,246	11,370,219

Property and equipment, net	254,971	274,046
Intangible assets, net	786,765	893,143
Goodwill	1,758,682	1,758,682
Operating lease right-of-use assets, net	2,810,059	3,021,315
Other assets	68,737	68,737
Total assets	$15,191,460	$17,386,142

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China	$750,000	$–
Accounts payable	147,518	518,892
Due to Forward China	8,687,898	8,246,015
Deferred income	228,827	297,407
Current portion of operating lease liability	423,042	416,042
Accrued expenses and other current liabilities	560,494	1,357,743
Total current liabilities	10,797,779	10,836,099

Other liabilities:
Note payable to Forward China	–	1,100,000
Operating lease liability, less current portion	2,623,814	2,833,782
Total other liabilities	2,623,814	3,933,782
Total liabilities	13,421,593	14,769,881

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at March 31, 2024 and September 30, 2023	100,612	100,612
Additional paid-in capital	20,263,242	20,202,202
Accumulated deficit	(18,593,987)	(17,686,553)
Total shareholders' equity	1,769,867	2,616,261
Total liabilities and shareholders' equity	$15,191,460	$17,386,142

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Revenues, net	$7,830,130	$9,738,804	$14,982,080	$19,491,488
Cost of sales	6,222,432	7,813,696	11,731,897	15,600,310
Gross profit	1,607,698	1,925,108	3,250,183	3,891,178

Sales and marketing expenses	370,839	450,380	739,575	861,554
General and administrative expenses	1,776,491	1,566,549	3,430,561	3,249,360

Operating loss	(539,632)	(91,821)	(919,953)	(219,736)

Fair value adjustment of earnout consideration	–	–	–	(40,000)
Interest income	(18,712)	(856)	(36,180)	(856)
Interest expense	16,971	26,781	35,981	54,739
Other income, net	7,846	965	7,158	(23,595)
Loss from continuing operations before income taxes	(545,737)	(118,711)	(926,912)	(210,024)

Provision for income taxes	–	–	–	–
Loss from continuing operations	(545,737)	(118,711)	(926,912)	(210,024)
(Loss) / income from discontinued operations, net of tax	(7,477)	(752,237)	19,478	(1,091,199)
Net loss	$(553,214)	$(870,948)	$(907,434)	$(1,301,223)

Basic loss per share :
Basic loss per share from continuing operations	$(0.05)	$(0.01)	$(0.09)	$(0.02)
Basic loss per share from discontinued operations	(0.00)	(0.07)	0.00	(0.11)
Basic loss per share	$(0.05)	$(0.09)	$(0.09)	$(0.13)

Diluted loss per share:
Diluted loss per share from continuing operations	$(0.05)	$(0.01)	$(0.09)	$(0.02)
Diluted loss per share from discontinued operations	(0.00)	(0.07)	0.00	(0.11)
Diluted loss per share	$(0.05)	$(0.09)	$(0.09)	$(0.13)

Weighted average common shares outstanding:
Basic	10,061,185	10,061,185	10,061,185	10,061,185
Diluted	10,061,185	10,061,185	10,061,185	10,061,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Six Months Ended March 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023	10,061,185	$100,612	$20,202,202	$(17,686,553)	$2,616,261
Share-based compensation	–	–	50,811	–	50,811
Net loss	–	–	–	(354,220)	(354,220)
Balance at December 31, 2023	10,061,185	100,612	20,253,013	(18,040,773)	2,312,852
Share-based compensation	–	–	10,229	–	10,229
Net loss	–	–	–	(553,214)	(553,214)
Balance at March 31, 2024	10,061,185	$100,612	$20,263,242	$(18,593,987)	$1,769,867

	For the Three and Six Months Ended March 31, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427
Share-based compensation	–	–	23,935	–	23,935
Net loss	–	–	–	(430,275)	(430,275)
Balance at December 31, 2022	10,061,185	100,612	20,139,646	(14,380,171)	5,860,087
Share-based compensation	–	–	14,859	–	14,859
Net loss	–	–	–	(870,948)	(870,948)
Balance at March 31, 2023	10,061,185	$100,612	$20,154,505	$(15,251,119)	$5,003,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(907,434)	$(1,301,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	61,040	38,794
Depreciation and amortization	165,888	156,131
Credit loss expense	793	43,697
Change in fair value of earnout consideration	–	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	483,558	(685,854)
Inventories	25,489	198,073
Discontinued assets held for sale	508,077	681,975
Prepaid expenses and other current assets	(78,559)	(93,415)
Accounts payable and due to Forward China	70,509	1,404,239
Deferred income	(68,580)	(272,483)
Net changes in operating lease liabilities	8,288	16,367
Accrued expenses and other current liabilities	(797,249)	(196,293)
Net cash used in operating activities	(528,180)	(49,992)

Investing Activities:
Purchases of property and equipment	(40,435)	(69,817)
Net cash used in investing activities	(40,435)	(69,817)

Financing Activities:
Repayment of note payable to Forward China	(350,000)	(100,000)
Net cash used in financing activities	(350,000)	(100,000)

Net decrease in cash	(918,615)	(219,809)
Cash at beginning of period	3,180,468	2,575,522
Cash at end of period	$2,261,853	$2,355,713

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,981	$54,739
Cash paid for taxes	$4,498	$5,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s original equipment manufacturing (“OEM”) distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). See Note 9.

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at March 31, 2024 and September 30, 2023. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity

For the six months ended March 31, 2024, the Company generated a net loss of $907,000, loss from continuing operations of $927,000 and used cash flows from operating activities of $528,000. By discontinuing the retail segment, which incurred significant losses, the Company expects improved performance in future periods. The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In connection with the new sourcing agreement and in order to preserve future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request (see Note 9). This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. Based on our forecasted cash flows, discontinuing our retail segment and the agreement with Forward China, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least May 31, 2025. If necessary to preserve future cash flow and liquidity, we have the ability to implement cost-cutting measures in a timely manner as we have done in prior periods, which may include a reduction in labor force and/or salary reductions for existing personnel as deemed necessary. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($6,015,000 and $6,949,000 at March 31, 2024 and September 30, 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for credit losses, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At March 31, 2024 and September 30, 2023, the Company had no allowances for credit losses for the OEM distribution segment, allowances for credit losses of $0 and $46,000, respectively, for the discontinued retail distribution segment and $731,000 and $771,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At March 31, 2024 and September 30, 2023, the Company recorded accounts receivable allowances of $40,000 and $139,000, respectively, for the discontinued retail distribution segment.

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

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at March 31, 2024, September 30, 2023 or September 30, 2022.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at March 31, 2024, September 30, 2023 or 2022. The results of operations of the retail segment are reported as discontinued operations for the three and six months ended March 31, 2024 and 2023. See Note 3.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $1,240,000, $976,000 and $609,000 at March 31, 2024, September 30, 2023 and September 30, 2022, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $229,000, $297,000, and $439,000 at March 31, 2024, September 30, 2023 and September 30, 2022, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at March 31, 2024.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at March 31, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At March 31, 2024, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires expanded segment reporting and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

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

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of Fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The Retail Exit is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The inventory of the retail segment meets the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at March 31, 2024 and September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and six months ended March 31, 2024 and 2023. The condensed consolidated balance sheets and results of operations for comparable prior periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

The total amount related to the discontinued retail segment included in Due to Forward China on the condensed consolidated balance sheets was approximately $698,000 and $1,002,000 at March 31, 2024 and September 30, 2023, respectively.

The following table presents the major classes of the “Income / loss from discontinued operations, net of tax” in our condensed consolidated statements of operations.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Revenues, net	$92,000	$919,000	$757,000	$1,976,000
Cost of sales	(2,000)	1,332,000	468,000	2,436,000
Gross profit	94,000	(413,000)	289,000	(460,000)

Sales and marketing expenses	78,000	323,000	223,000	602,000
General and administrative expenses	23,000	16,000	46,000	29,000

(Loss) / income from discontinued operations before income taxes	(7,000)	(752,000)	20,000	(1,091,000)
Provision for income taxes	–	–	–	–
(Loss) / income from discontinued operations	$(7,000)	$(752,000)	$20,000	$(1,091,000)

At March 31, 2024 and September 30, 2023, discontinued assets held for sale of $0 and $508,000, respectively, consist of the net inventory of the retail segment. These numbers include an allowance of $262,000 and $1,464,000, respectively to reduce excess or otherwise unsellable inventory to its estimated net realizable value.

There was no depreciation, amortization, investing or financing cash flow activities, or other significant noncash operating cash flow activities for the retail segment in the three and six months ended March 31, 2024 or 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2024			September 30, 2023
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(223,000)	(966,000)	(1,189,000)	(203,000)	(879,000)	(1,082,000)
Net carrying amount	$362,000	$424,000	$786,000	$382,000	$511,000	$893,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended March 31, 2024 and 2023, and $106,000 for the six months ended March 31, 2024 and 2023, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At March 31, 2024, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2024	$106,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Thereafter	147,000
Total	$786,000

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

The acquisition of Kablooe provides annual contingent earnout payments based on their results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. During the three and six months ended December 31, 2022, the Company reduced this liability from $70,000 to $30,000 based on changes to the expected likelihood of Kablooe reaching the specified earnings targets. In September 2023, the Company further reduced this liability from $30,000 to $0 due to the low likelihood of Kablooe reaching the specified earnings target. The fair value of this earnout liability remained $0 at March 31, 2024. The resulting gains have been recorded as a component of other income on the condensed consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	SEGMENTS AND CONCENTRATIONS

As a result of discontinuing the retail segment (see Note 3), the Company now has two reportable segments: OEM distribution and design. The results of the retail segment are classified as discontinued operations as discussed in Note 3. Segment information presented herein excludes the results of the retail segment for all periods presented.

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

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenues:
OEM distribution	$2,759,000	$4,057,000	$4,769,000	$8,434,000
Design	5,071,000	5,682,000	10,213,000	11,057,000
Total segment revenues	$7,830,000	$9,739,000	$14,982,000	$19,491,000

Operating income/(loss):
OEM distribution	$113,000	$28,000	$154,000	$140,000
Design	(57,000)	531,000	209,000	964,000
Total segment operating income	56,000	559,000	363,000	1,104,000
General corporate expenses	(596,000)	(651,000)	(1,283,000)	(1,324,000)
Operating loss from continuing operations before income taxes	(540,000)	(92,000)	(920,000)	(220,000)
Other expense/(income), net	6,000	27,000	7,000	(10,000)
Loss from continuing operations before income taxes	$(546,000)	$(119,000)	$(927,000)	$(210,000)

Depreciation and amortization:
OEM distribution	$2,000	$1,000	$3,000	$2,000
Design	83,000	78,000	163,000	154,000
Total depreciation and amortization	$85,000	$79,000	$166,000	$156,000

	March 31, 2024	September 30, 2023
Segment Assets:
OEM distribution	$2,587,000	$2,478,000
Design	6,701,000	6,721,000
Total segment assets	9,288,000	9,199,000
General corporate assets	5,852,000	6,924,000
Discontinued assets held for sale	–	508,000
Other assets of discontinued retail segment	51,000	755,000
Total assets	$15,191,000	$17,386,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from one customer or their affiliates or contract manufacturers represented 13.9% of the Company’s consolidated net revenues for the three months ended March 31, 2024 and 2023. Revenues from one customer or their affiliates or contract manufacturers represented 11.4% of the Company’s consolidated net revenues for the six months ended March 31, 2024 and revenues from two customers or their affiliates or contract manufacturers represented 24.9% of the Company’s consolidated net revenues for the six months ended March 31, 2023.

For the three and six months ended March 31, 2024 and 2023, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 27.6% and 26.3% of the Company’s consolidated net revenues for the three months ended March 31, 2024 and 2023, respectively. Revenues from this customer represented 27.6% and 21.1% of the Company’s consolidated net revenues for the six months ended March 31, 2024 and 2023, respectively.

At March 31, 2024 and September 30, 2023, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. One customer or its affiliate or contract manufacturer represented 14% and 12.0% of the Company’s consolidated accounts receivable at March 31, 2024 and September 30, 2023, respectively.

At March 31, 2024 and September 30, 2023, the Company had one customer in the design segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 26.7% and 31.1%, respectively, of the Company’s consolidated accounts receivable at March 31, 2024 and September 30, 2023.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer approximated 14.0% of our consolidated net revenues for the three and six months ended March 31, 2023. The Company expects the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods.

NOTE 7	SHAREHOLDERS’ EQUITY

Stock Options

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 332,409 shares of its common stock at an exercise price of $0.76 per share. The options vest one year from the date of grant, expire five years from the date of the grant and 110,803 were forfeited prior to vesting. The options have a weighted average grant-date fair value of $0.36 per share and an aggregate grant-date fair value of $120,000, which will be recognized, net of forfeitures, ratably over the vesting period. No options were granted during the three and six months ended March 31, 2023. There were no options exercised during the three and six months ended March 31, 2024 or 2023.

The Company recognized compensation expense for stock option awards of $10,000 and $15,000 during the three months ended March 31, 2024 and 2023, respectively, and $61,000 and $39,000 during the six months ended March 31, 2024 and 2023, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At March 31, 2024, there was $41,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.5 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq

On July 31, 2023, the Company was notified by Nasdaq that it was not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. The Company had 180 days, or until January 29, 2024, to regain compliance with this requirement. On January 30, 2024, we were notified by Nasdaq that based on our continued non-compliance with this requirement, it had determined that the Company’s common stock would be scheduled for delisting from Nasdaq. On February 6, 2024, the Company requested a hearing on this matter with the Nasdaq Hearings Panel (“Panel”), which was held on April 9, 2024. This request stayed any trading suspension or delisting of the Company’s common stock until the completion of the hearings process.

On February 22, 2024, the Company was notified by Nasdaq that its shareholders’ equity of $2,312,852 as reported in its Form 10-Q for the period ended December 31, 2023 fell below the $2,500,000 minimum required for continued listing and that the Panel would consider this additional deficiency at the April 9th hearing.

At the hearing, the Company presented a plan of action to meet compliance with both bid price and shareholders’ equity (our “Compliance Plan”). On April 19, 2024, the Company was notified by the Panel that its request for an extension was granted. The Company has until July 9, 2024 to become compliant with both bid price and shareholders’ equity. We can provide no assurance that we will regain compliance by July 9, 2024.

In order to meet the shareholders’ equity requirement, the Company is in negotiations with Forward China to convert a portion of the accounts payable due to them from the purchase of product into equity. We can provide no assurance that these negotiations will be successful.

Reverse Stock Split

On February 6, 2024, the Company's shareholders approved an amendment to our Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-3, with such ratio to be determined at the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. Due to the decline in its stock price since February 6, 2024, the Company does not believe the ratio approved in February will be significant enough to maintain long term compliance with Nasdaq’s bid price requirement. The Company is therefore currently seeking shareholder approval at a special meeting on June 10, 2024 to increase the range of the reverse stock split from 1-for-3 to 1-for-10, which if approved, would void the ratio approved by shareholders on February 6, 2024. If shareholder approval is obtained, the Company’s board of directors intends to determine whether to proceed with the reverse stock split, the effective time and ratio of the reverse stock split at a future date. We can provide no assurances that it will be approved by shareholders or implemented by the board of directors or that it will result in our stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with Nasdaq listing requirements.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(546,000)	$(119,000)	$(927,000)	$(210,000)
(Loss) / income from discontinued operations, net of tax	(7,000)	(752,000)	20,000	(1,091,000)
Net loss	$(553,000)	$(871,000)	$(907,000)	$(1,301,000)

Denominator:
Weighted average common shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	10,061,000	10,061,000	10,061,000	10,061,000

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(0.05)	$(0.01)	$(0.09)	$(0.02)
Basic (loss)/earnings per share from discontinued operations	(0.00)	(0.07)	0.00	(0.11)
Basic loss per share	$(0.05)	$(0.09)	$(0.09)	$(0.13)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(0.05)	$(0.01)	$(0.09)	$(0.02)
Diluted (loss)/earnings per share from discontinued operations	(0.00)	(0.07)	0.00	(0.11)
Diluted loss per share	$(0.05)	$(0.09)	$(0.09)	$(0.13)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Options	974,000	1,040,000	974,000	1,040,000
Warrants	75,000	151,000	75,000	151,000
Total potentially dilutive shares	1,049,000	1,191,000	1,049,000	1,191,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and through March 2023 paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 6), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. The new sourcing agreement expires October 31, 2024. The Company recorded service fees to Forward China of $219,000 and $349,000 during the three months ended March 31, 2024 and 2023, respectively, and $453,000 and $694,000 for the six months ended March 31, 2024 and 2023, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China during the three months ended March 31, 2024 and 2023 of approximately $2,007,000 and $3,191,000, respectively, and $3,523,000 and $7,796,000 for the six months ended March 31, 2024 and 2023, respectively.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At March 31, 2024, the remaining balance covered by this agreement was approximately $7,162,000.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $17,000 and $26,000 in the three months ended March 31, 2024 and 2023, respectively, and $36,000 and $54,000 in the six months ended March 31, 2024 and 2023, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $350,000 and $100,000 on this note during the six months ended March 31, 2024 and 2023, respectively, and this note has a remaining balance of $750,000 at March 31, 2024.

Other Related Party Activity

In October 2020, the Company’s retail division began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $104,000 and $543,000 in the three months ended March 31, 2024 and 2023, respectively, and $376,000 and $1,041,000 in the six months ended March 31, 2024 and 2023, respectively. Due to the Retail Exit, these revenues are included in the income / (loss) from discontinued operations for the three and six months ended March 31, 2024 and 2023. The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement existed on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $0 and $20,000 for the three and six months ended March 31, 2024, respectively. The Company incurred costs of $33,000 and $65,000 under this agreement for the three and six months ended March 31, 2023, respectively. Due to the Retail Exit, these costs are included in the income / (loss) from discontinued operations for the three and six months ended March 31, 2024 and 2023. The Company had accounts payable to Justwise of $0 and $10,000 at March 31, 2024 and September 30, 2023, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a large shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $198,000 and $251,000 for the three months ended March 31, 2024 and 2023, respectively, and $318,000 and $385,000 for the six months ended March 31, 2024 and 2023, respectively. The Company had no accounts receivable from this customer at March 31, 2024 or September 30, 2023.

The Company recorded revenue from a customer who employs an immediate family member of a former member of our Audit, Governance and Compensation committees of our Board of Directors. The Company recognized revenue from this customer of $23,000 and $38,000 for the three and six months ended March 31, 2024, respectively and no revenue was recognized for the three and six months ended March 31, 2023. The Company had accounts receivable from this customer of $17,000 and $0 at March 31, 2024 and September 30, 2023, respectively.

NOTE 10	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2024, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11	LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in March 2023. The line of credit is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 9.25% at March 31, 2024 and September 30, 2023. At March 31, 2024, the Company had $1,300,000 available under the line of credit, which has a maturity date of May 31, 2024 and will not be renewed.

NOTE 12	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Cash paid for amounts included in operating lease liabilities for the six months ended March 31, 2024 and 2023, which have been included in cash flows from operating activities, was $294,000 and $286,000, respectively. Details of operating lease expense are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense included in:
Sales and marketing expense	$4,000	$2,000	$7,000	$3,000
General and administrative expense	151,000	162,000	302,000	309,000
Total	$155,000	$164,000	$309,000	$312,000

At March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 7.2 years and a weighted average discount rate of 5.7%.

At March 31, 2024, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2024	$298,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Fiscal 2028	428,000
Thereafter	1,551,000
Total future minimum lease payments	3,762,000
Less imputed interest	(715,000)
Present value of lease liabilities	3,047,000
Less current portion of lease liabilities	(423,000)
Long-term portion of lease liabilities	$2,624,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2024 and September 30, 2023 are as follows:

	March 31,	September 30,
	2024	2023
Accrued commissions/bonuses	$69,000	$872,000
Paid time off	302,000	285,000
Other	189,000	201,000
Total	$560,000	$1,358,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  The following discussion and analysis compares our condensed consolidated results of operations for the three and six months ended March 31, 2024 (the “2024 Quarter” and “2024 Period”, respectively) with those for the three and six months ended March 31, 2023 (the “2023 Quarter” and “2023 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, our beliefs and our plans regarding gaining Nasdaq compliance, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our sales people, failure to develop products at a profit, continued supply chain issues, a significant decrease in our stock price upon effectuating a reverse stock split, inability to regain or maintain compliance with Nasdaq listing standards, inability of our design division’s customers to pay for our services, unanticipated issues with our affiliated sourcing agent, issues at Chinese factories that source our products, and failure to obtain acceptance of our products. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2023 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide.

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s original equipment manufacturing (“OEM”) distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs, or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). Forward China is owned by our Chairman of the Board and Chief Executive Officer.

Discontinued Operations

Considering the recurring losses incurred by the retail distribution segment, in July 2023, the Company decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company expects to sell, liquidate, or otherwise dispose of remaining retail inventory by June 30, 2024, and to collect remaining retail accounts receivable by the end of fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at March 31, 2024 and September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and six months ended March 31, 2024 and 2023.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter:

	Consolidated Results of Operations
	2024 Quarter	2023 Quarter	Change ($)	Change (%)
Revenues, net	$7,830,000	$9,739,000	$(1,909,000)	(19.6%	)
Cost of sales	6,222,000	7,814,000	(1,592,000)	(20.4%	)
Gross profit	1,608,000	1,925,000	(317,000)	(16.5%	)
Sales and marketing expenses	371,000	450,000	(79,000)	(17.6%	)
General and administrative expenses	1,777,000	1,567,000	210,000	13.4%
Loss from operations	(540,000)	(92,000)	(448,000)	487.0%
Other (income)/expense, net	6,000	27,000	(21,000)	(77.8%	)
Provision for income taxes	–	–	–	–
Loss from continuing operations	$(546,000)	$(119,000)	$(427,000)	358.8%

The discussion that follows below provides further details about our results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter.

Net revenues declined significantly in the OEM distribution segment and, to a lesser extent, in the design segment.

Our design segment gross profit decreased while our OEM gross profit remained essentially flat. Our gross margin increased from 19.8% in the 2023 Quarter to 20.5% in the 2024 Quarter, primarily driven by a change in the mix of our OEM distribution segment revenue and a reduction in our sourcing fee with Forward China, partially offset by lower utilization rates in our design segment.

Sales and marketing expenses decreased primarily due to staff reduction in our OEM distribution segment and remained essentially flat as a percentage of revenues.

General and administrative expenses increased in the 2024 Quarter, primarily due to a credit loss recovery in the 2023 Quarter that did not recur in the 2024 Quarter, slightly offset by a decline in corporate expenses. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other expense of $6,000 in the 2024 Quarter compared to $27,000 in the 2023 Quarter. The variance is due to an increase in interest income from interest bearing deposits in the 2024 Quarter and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $546,000 and $119,000 in the 2024 Quarter and 2023 Quarter, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $0.05 and $0.01 for the 2024 Quarter and the 2023 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2024 Quarter revenues	$2,759,000	$5,071,000	$–	$7,830,000
2023 Quarter revenues	4,057,000	5,682,000	–	9,739,000
Change	$(1,298,000)	$(611,000)	$–	$(1,909,000)

2024 Quarter operating income/(loss)	$113,000	$(57,000)	$(596,000)	$(540,000)
2023 Quarter operating income/(loss)	28,000	531,000	(651,000)	(92,000)
Change	$85,000	$(588,000)	$55,000	$(448,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased primarily from the loss of one major diabetic customer in March 2023. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented 13.9% of our consolidated net revenues in the 2023 Quarter. We expect the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2024 Period	2023 Period	Change ($)	Change (%)
Diabetic products	$1,972,000	$3,374,000	$(1,402,000)	(41.6%	)
Other products	787,000	683,000	104,000	15.2%
Total net revenues	$2,759,000	$4,057,000	$(1,298,000)	(32.0%	)

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

Revenues from diabetic products decreased primarily due to the loss of one of our major diabetic customers whose contract expired, lower volumes in the 2024 Quarter and the loss of one product to a competitor. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 71% of net revenues for the OEM distribution segment in the 2024 Quarter compared to 83% in the 2023 Quarter.

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

Operating Income

Operating income for the OEM distribution segment increased and operating income margin increased from 0.7% in the 2023 Quarter to 4.1% in the 2024 Quarter, driven by a change in the mix of revenue and lower sales and marketing expenses.

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

Design Segment

The decrease in net revenues in the design segment was driven by declines in revenues from certain prior year customers, a decrease in volume of work and projects with continuing customers, partially offset by projects from new customers.

Operating income for the design segment decreased and operating income margin decreased from 9.3% in the 2023 Quarter to (1.1%) in 2024 Quarter. This decrease was driven by lower utilization rates in the 2024 Quarter and credit loss recoveries in the 2023 Quarter that did not recur in the 2024 Quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2024 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2023

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2024 Period as compared to the 2023 Period:

	Consolidated Results of Operations
	2024 Period	2023 Period	Change ($)	Change (%)
Revenues, net	$14,982,000	$19,491,000	$(4,509,000)	(23.1%	)
Cost of sales	11,732,000	15,600,000	(3,868,000)	(24.8%	)
Gross profit	3,250,000	3,891,000	(641,000)	(16.5%	)
Sales and marketing expenses	740,000	862,000	(122,000)	(14.2%	)
General and administrative expenses	3,430,000	3,249,000	181,000	5.6%
Loss from operations	(920,000)	(220,000)	(700,000)	318.2%
Other (income)/expense, net	7,000	(10,000)	17,000	(170.0%	)
Provision for income taxes	–	–	–	–
Loss from continuing operations	$(927,000)	$(210,000)	$(717,000)	341.4%

The discussion that follows below provides further details about our results from continuing operations for the 2024 Period as compared to the 2023 Period.

Net revenues declined significantly in the OEM distribution segment and, to a lesser extent, in the design segment.

Our gross profit decreased across both segments, but our gross margin increased from 20.0% in the 2023 Period to 21.7% in the 2024 Period driven by a change in the mix of our OEM distribution segment revenue and a reduction in our sourcing fee with Forward China, partially offset by lower utilization rates in our design segment.

Sales and marketing expenses decreased primarily due to staff reduction in our OEM distribution segment. Sales and marketing as a percentage of revenues increased from 4.4% in the 2023 Period to 4.9% in the 2024 Period.

General and administrative expenses increased in the 2024 Period, primarily related to a credit loss recovery in the 2023 Period that did not recur in the 2024 Period, offset by a slight decrease in corporate expenses. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other expense of $7,000 in the 2024 Period compared to net other income of $10,000 in the 2023 Period. The variance is due to fair value adjustments of $40,000 in the 2023 Period to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Period, offset by an increase in interest income from interest bearing deposits in the 2024 Period and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $927,000 and $210,000 in the 2024 Period and 2023 Period, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $0.09 and $0.02 for the 2024 Period and the 2023 Period, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year Period.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2024 Period revenues	$4,769,000	$10,213,000	$–	$14,982,000
2023 Period revenues	8,434,000	11,057,000	–	19,491,000
Change	$(3,665,000)	$(844,000)	$–	$(4,509,000)

2024 Period operating income/(loss)	$154,000	$209,000	$(1,283,000)	$(920,000)
2023 Period operating income/(loss)	140,000	964,000	(1,324,000)	(220,000)
Change	$14,000	$(755,000)	$41,000	$(700,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased primarily from the loss of one major diabetic customer in March 2023. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented 13.7% of our consolidated net revenues in the 2023 Period. We expect the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2024 Period	2023 Period	Change ($)	Change (%)
Diabetic products	$3,396,000	$7,359,000	$(3,963,000)	(53.9%	)
Other products	1,373,000	1,075,000	298,000	27.7%
Total net revenues	$4,769,000	$8,434,000	$(3,665,000)	(43.5%	)

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

Revenues from diabetic products decreased primarily due to the loss of one of our major diabetic customers whose contract expired, lower volumes in the 2024 Period and the loss of one product to a competitor. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 71% of net revenues for the OEM distribution segment in the 2024 Period compared to 87% in the 2023 Period.

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

Operating Income

Operating income for the OEM distribution segment increased and operating income margin increased from 1.7% in the 2023 Period to 3.2% in the 2024 Period, driven by a change in the mix of revenue and lower sales and marketing expenses.

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

Design Segment

The decrease in net revenues in the design segment was driven by declines in revenues from certain prior year customers, a decrease in volume of work and projects with continuing customers, partially offset by projects from new customers.

Operating income for the design segment decreased and operating income margin decreased from 8.7% in the 2023 Period to 2.0% in 2024 Period. This decrease was driven by lower utilization rates in the 2024 Period and credit loss recoveries in the 2023 Period that did not recur in the 2024 Period, partially offset by lower payroll costs and increased billing rates on some projects.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At March 31, 2024, our working capital deficit, which excludes discontinued assets held for sale, was $1,286,000 compared to working capital of $26,000 at September 30, 2023. The decrease was primarily due to the Forward China promissory note of $750,000, which matures on December 31, 2024 and is now included in current liabilities, lower cash and accounts receivable balances, and an increase in payables due Forward China. At April 30, 2024, we had approximately $2,600,000 cash on hand.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 9 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $750,000 after we made principal payments of $850,000 through March 31, 2024. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At March 31, 2024, our accounts payable due to Forward China was approximately $8,688,000. In order to preserve our current and future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement, if needed, or (iii) any new credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources for the 12 months following the date of this report will be adequate to manage our operating and financial requirements. If necessary to preserve future cash flow and liquidity, we have the ability to implement cost-cutting measures in a timely manner as we have done in prior periods, which may include a reduction in labor force and/or salary reductions for existing personnel as deemed necessary. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all. In the current environment of rising interest rates, any future borrowing is expected to result in higher interest expense.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During the 2024 Period and 2023 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2024 Period, cash used in operating activities of $528,000 resulted from a net loss of $907,000, decreases in accrued expenses and other current liabilities of $797,000, a decrease in deferred income of $69,000, and the net change in other operating assets and liabilities of $46,000 partially offset by a decrease in discontinued assets held for sale of $508,000, non-cash expenses of $228,000 related to depreciation, amortization, share-based compensation and credit loss expense, a decrease in accounts receivable of $484,000, and an increase in accounts payable and amounts due to Forward China of $71,000.

During the 2023 Period, cash used in operating activities of $50,000 resulted from a net loss of $1,301,000, an increase in accounts receivable of $686,000, a decrease in accrued expenses and other current liabilities of $196,000, a decrease in deferred income of $272,000 and the net change in other operating assets and liabilities of $78,000, partially offset by a decrease in inventories and discontinued assets held for sale of $880,000, an increase in accounts payable and amounts due to Forward China of $1,404,000 and non-cash expenses of $199,000 related to fair value adjustments, depreciation, amortization, share-based compensation and credit loss expense.

Investing Activities

Cash used in investing activities in the 2024 Period and the 2023 Period of $40,000 and $70,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2024 Period and the 2023 Period of $350,000 and $100,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  May 10, 2024

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

