Form 10-Q
period 2024-06-30
Forward Industries, Inc.
filed 2024-08-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 1,101,069 shares of the registrant’s common stock outstanding as of July 31, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
Assets	(Unaudited)	(See Note 2)

Current assets:
Cash	$2,558,703	$3,180,468
Accounts receivable, net of allowances for credit losses of $773,917 and $955,965 as of June 30, 2024 and September 30, 2023, respectively	6,486,292	6,968,778
Inventories, net	243,315	334,384
Discontinued assets held for sale	–	508,077
Prepaid expenses and other current assets	440,037	378,512

Total current assets	9,728,347	11,370,219

Property and equipment, net	234,710	274,046
Intangible assets, net	733,575	893,143
Goodwill	1,758,682	1,758,682
Operating lease right-of-use assets, net	2,702,315	3,021,315
Other assets	68,737	68,737

Total assets	$15,226,366	$17,386,142

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China (related party)	$600,000	$–
Accounts payable	144,549	518,892
Due to Forward China (related party)	9,301,030	8,246,015
Deferred income	204,995	297,407
Current portion of operating lease liability	410,813	416,042
Accrued expenses and other current liabilities	642,479	1,357,743
Total current liabilities	11,303,866	10,836,099

Other liabilities:
Note payable to Forward China (related party)	–	1,100,000
Operating lease liability, less current portion	2,531,959	2,833,782
Total other liabilities	2,531,959	3,933,782

Total liabilities	13,835,825	14,769,881

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 1,101,069 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	11,011	11,011
Additional paid-in capital	20,373,102	20,291,803
Accumulated deficit	(18,993,572)	(17,686,553)

Total shareholders' equity	1,390,541	2,616,261

Total liabilities and shareholders' equity	$15,226,366	$17,386,142

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$7,769,948	$8,585,325	$22,395,323	$27,691,639
Revenues, net - related party	116,778	121,852	473,483	507,026
Total Revenues, net	7,886,726	8,707,177	22,868,806	28,198,665
Cost of sales	3,728,562	3,929,600	11,170,043	11,682,246
Cost of sales - related party	2,552,274	2,587,786	6,842,690	10,435,450
Total Cost of sales	6,280,836	6,517,386	18,012,733	22,117,696
Gross profit	1,605,890	2,189,791	4,856,073	6,080,969

Sales and marketing expenses	349,644	398,110	1,089,220	1,259,664
General and administrative expenses	1,637,825	1,643,310	5,068,386	4,892,670

Operating (loss) / income	(381,579)	148,371	(1,301,533)	(71,365)

Fair value adjustment of earnout consideration	–	–	–	(40,000)
Interest income	(20,181)	(10,489)	(56,362)	(11,345)
Interest expense - related party	14,451	25,475	50,432	80,214
Other income, net	1,218	(292)	8,376	(23,887)
(Loss) / income from continuing operations before income taxes	(377,067)	133,677	(1,303,979)	(76,347)

Provision for income taxes	–	–	–	–
(Loss) / income from continuing operations	(377,067)	133,677	(1,303,979)	(76,347)
Loss from discontinued operations, net of tax	(22,518)	(670,421)	(3,040)	(1,761,620)
Net loss	$(399,585)	$(536,744)	$(1,307,019)	$(1,837,967)

Basic loss per share :
Basic loss per share from continuing operations	$(0.34)	$0.12	$(1.18)	$(0.07)
Basic loss per share from discontinued operations	(0.02)	(0.61)	(0.00)	(1.60)
Basic loss per share	$(0.36)	$(0.49)	$(1.19)	$(1.67)

Diluted loss per share:
Diluted loss per share from continuing operations	$(0.34)	$0.12	$(1.18)	$(0.07)
Diluted loss per share from discontinued operations	(0.02)	(0.61)	(0.00)	(1.60)
Diluted loss per share	$(0.36)	$(0.49)	$(1.19)	$(1.67)

Weighted average common shares outstanding:
Basic	1,101,069	1,101,069	1,101,069	1,101,069
Diluted	1,101,069	1,101,069	1,101,069	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended June 30, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023, unadjusted	10,061,185	$100,612	$20,202,202	$(17,686,553)	$2,616,261
Adjustment for reverse stock split 1-for-10, effective June 18, 2024	(8,960,116)	(89,601)	89,601	–	–
Balance at September 30, 2023, as adjusted	1,101,069	11,011	20,291,803	(17,686,553)	2,616,261

Share-based compensation	–	–	50,811	–	50,811
Net loss	–	–	–	(354,220)	(354,220)
Balance at December 31, 2023	1,101,069	11,011	20,342,614	(18,040,773)	2,312,852

Share-based compensation	–	–	10,229	–	10,229
Net loss	–	–	–	(553,214)	(553,214)
Balance at March 31, 2024	1,101,069	11,011	20,352,843	(18,593,987)	1,769,867

Share-based compensation	–	–	20,259	–	20,259
Net loss	–	–	–	(399,585)	(399,585)
Balance at June 30, 2024	1,101,069	$11,011	$20,373,102	$(18,993,572)	$1,390,541

	For the Three and Nine Months Ended June 30, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022, unadjusted	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427
Adjustment for reverse stock split 1-for-10, effective June 18, 2024	(8,960,116)	(89,601)	89,601	–	–
Balance at September 30, 2022, as adjusted	1,101,069	11,011	20,205,312	(13,949,896)	6,266,427

Share-based compensation	–	–	23,935	–	23,935
Net loss	–	–	–	(430,275)	(430,275)
Balance at December 31, 2022	1,101,069	11,011	20,229,247	(14,380,171)	5,860,087

Share-based compensation	–	–	14,859	–	14,859
Net loss	–	–	–	(870,948)	(870,948)
Balance at March 31, 2023	1,101,069	11,011	20,244,106	(15,251,119)	5,003,998

Share-based compensation	–	–	16,794	–	16,794
Net loss	–	–	–	(536,744)	(536,744)
Balance at June 30, 2023	1,101,069	$11,011	$20,260,900	$(15,787,863)	$4,484,048

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(1,307,019)	$(1,837,967)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Share-based compensation	81,299	55,588
Depreciation and amortization	248,978	234,928
Credit loss expense	3,033	20,434
Change in fair value of earnout consideration	–	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	479,453	(136,900)
Inventories	91,069	286,300
Discontinued assets held for sale	508,077	1,621,940
Prepaid expenses and other current assets	(61,525)	(272,350)
Accounts payable	(374,342)	416,456
Due to Forward China (related party)	1,055,014	234,369
Deferred income	(92,412)	(174,152)
Net changes in operating lease liabilities	11,948	24,086
Accrued expenses and other current liabilities	(715,264)	129,431
Net cash (used in) / provided by operating activities	(71,691)	562,163

Investing Activities:
Purchases of property and equipment	(50,074)	(116,522)
Net cash used in investing activities	(50,074)	(116,522)

Financing Activities:
Repayment of note payable to Forward China (related party)	(500,000)	(200,000)
Net cash used in financing activities	(500,000)	(200,000)

Net decrease in cash	(621,765)	245,641
Cash at beginning of period	3,180,468	2,575,522
Cash at end of period	$2,558,703	$2,821,163

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,432	$80,214
Cash paid for taxes	$8,098	$7,694

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

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s original equipment manufacturing (“OEM”) distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation, a related party owned by the Company’s CEO (“Forward China”). See Note 8.

The Company’s shareholders authorized, and the Board of Directors approved, a 1-for-10 reverse stock split, which became effective on June 18, 2024. See Note 6.

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at June 30, 2024 and September 30, 2023. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity

For the nine months ended June 30, 2024, the Company generated a net loss of $1,307,000, loss from continuing operations of $1,304,000 and used cash flows from operating activities of $72,000. By discontinuing the retail segment, which incurred significant losses, the Company expects improved performance in future periods. The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In connection with the new sourcing agreement and in order to preserve future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request (see Note 8). This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. In order to regain compliance with Nasdaq listing standards, the Company and Forward China entered into an agreement to convert $1,700,000 of the due to Forward China into preferred stock, which became effective July 5, 2024 (See Note 6). Based on our forecasted cash flows, discontinuing our retail segment and the agreements with Forward China, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least August 31, 2025. If necessary to preserve future cash flow and liquidity, we have the ability to implement cost-cutting measures in a timely manner as we have done in prior periods, which may include a reduction in labor force and/or salary reductions for existing personnel as deemed necessary. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($5,891,000 and $6,949,000 at June 30, 2024 and September 30, 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for credit losses, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2024 and September 30, 2023, the Company had no allowances for credit losses for the OEM distribution segment, allowances for credit losses of $0 and $46,000, respectively, for the discontinued retail distribution segment and $731,000 and $771,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At June 30, 2024 and September 30, 2023, the Company recorded accounts receivable allowances of $43,000 and $139,000, respectively, for the discontinued retail distribution segment.

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

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at June 30, 2024, September 30, 2023 or September 30, 2022.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at June 30, 2024, September 30, 2023 or 2022. The results of operations of the retail segment are reported as discontinued operations for the three and nine months ended June 30, 2024 and 2023. See Note 3.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $1,369,000, $976,000 and $609,000 at June 30, 2024, September 30, 2023 and September 30, 2022, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $205,000, $297,000, and $439,000 at June 30, 2024, September 30, 2023 and September 30, 2022, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at June 30, 2024.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at June 30, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At June 30, 2024, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Fair Value Measurements

In connection with the acquisition of Kablooe, the Company has a contingent earnout agreement based on Kablooe’s results of operations through August 2025. This earnout agreement is measured at fair value in accordance with the guidance provided by ASC 820, “Fair Value Measurement.” ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The acquisition of Kablooe provides annual contingent earnout payments based Kablooe’s results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. During fiscal 2023, the Company reduced this liability from $70,000 to $0 due to the low likelihood of Kablooe reaching the specified earnings target. The fair value of this earnout liability remained $0 at June 30, 2024. The resulting gains have been recorded as a component of other income on the condensed consolidated statement of operations.

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, due to Forward China, and other current liabilities approximate fair value due their short-term maturities.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment are inventory and accounts receivable. The Company has sold, liquidated, or otherwise disposed of all remaining retail inventory as of June 30, 2024, and expects to collect remaining retail accounts receivable by the end of Fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The Retail Exit is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at June 30, 2024 and September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and nine months ended June 30, 2024 and 2023. The condensed consolidated balance sheets and results of operations for comparable prior periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total amount related to the discontinued retail segment included in Due to Forward China on the condensed consolidated balance sheets was approximately $641,000 and $1,002,000 at June 30, 2024 and September 30, 2023, respectively.

The following table presents the major classes of the Loss from discontinued operations, net of tax” in our condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$–	$1,420,000	$757,000	$3,396,000
Cost of sales	–	1,787,000	468,000	4,223,000
Gross profit	–	(367,000)	289,000	(827,000)

Sales and marketing expenses	2,000	313,000	225,000	915,000
General and administrative expenses	21,000	(10,000)	67,000	20,000

Loss from discontinued operations before income taxes	(23,000)	(670,000)	(3,000)	(1,762,000)
Provision for income taxes	–	–	–	–
Loss from discontinued operations	$(23,000)	$(670,000)	$(3,000)	$(1,762,000)

At September 30, 2023, discontinued assets held for sale of $508,000 consisted of the net inventory of the retail segment. This number includes an allowance of $1,464,000 to reduce excess or otherwise unsellable inventory to its estimated net realizable value.

There was no depreciation, amortization, investing or financing cash flow activities, or other significant noncash operating cash flow activities for the retail segment in the three and nine months ended June 30, 2024 or 2023.

NOTE 4          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2024			September 30, 2023
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(232,000)	(1,009,000)	(1,241,000)	(203,000)	(879,000)	(1,082,000)
Net carrying amount	$353,000	$381,000	$734,000	$382,000	$511,000	$893,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended June 30, 2024 and 2023, and $160,000 for the nine months ended June 30, 2024 and 2023, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At June 30, 2024, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2024	$53,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Thereafter	148,000
Total	$734,000

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

NOTE 5          SEGMENTS AND CONCENTRATIONS

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues:
OEM distribution	$2,851,000	$2,930,000	$7,620,000	$11,364,000
Design	5,036,000	5,777,000	15,249,000	16,835,000
Total segment revenues	$7,887,000	$8,707,000	$22,869,000	$28,199,000

Operating income / (loss):
OEM distribution	$138,000	$161,000	$291,000	$303,000
Design	57,000	576,000	266,000	1,539,000
Total segment operating income	195,000	737,000	557,000	1,842,000
General corporate expenses	(577,000)	(588,000)	(1,858,000)	(1,913,000)
Operating (loss) / income from continuing operations before income taxes	(382,000)	149,000	(1,301,000)	(71,000)
Other expense / (income), net	(5,000)	15,000	3,000	5,000
(Loss) / income from continuing operations before income taxes	$(377,000)	$134,000	$(1,304,000)	$(76,000)

Depreciation and amortization:
OEM distribution	$–	$1,000	$4,000	$3,000
Design	83,000	78,000	245,000	232,000
Total depreciation and amortization	$83,000	$79,000	$249,000	$235,000

	June 30, 2024	September 30, 2023
Segment Assets:
OEM distribution	$2,796,000	$2,478,000
Design	6,426,000	6,721,000
Total segment assets	9,222,000	9,199,000
General corporate assets	6,004,000	6,924,000
Discontinued assets held for sale	–	508,000
Other assets of discontinued retail segment	–	755,000
Total assets	$15,226,000	$17,386,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from one customer or their affiliates or contract manufacturers represented 14.7% and 10.3% of the Company’s consolidated net revenues for the three months ended June 30, 2024 and 2023, respectively. Revenues from one customer or their affiliates or contract manufacturers represented 12.6% of the Company’s consolidated net revenues for the nine months ended June 30, 2024 and revenues from two customers or their affiliates or contract manufacturers represented 21.1% of the Company’s consolidated net revenues for the nine months ended June 30, 2023.

For the three and nine months ended June 30, 2024 and 2023, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 23.9% and 35.0% of the Company’s consolidated net revenues for the three months ended June 30, 2024 and 2023, respectively. Revenues from this customer represented 26.3% and 25.4% of the Company’s consolidated net revenues for the nine months ended June 30, 2024 and 2023, respectively.

At June 30, 2024 and September 30, 2023, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. One customer or its affiliate or contract manufacturer represented 17.8% and 12.0% of the Company’s consolidated accounts receivable at June 30, 2024 and September 30, 2023, respectively.

At June 30, 2024 and September 30, 2023, the Company had one customer in the design segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 19.7% and 31.1%, respectively, of the Company’s consolidated accounts receivable at June 30, 2024 and September 30, 2023.

In March 2023, the Company’s contract with one of its major diabetic customers in the OEM distribution segment expired. Due to increased pricing pressures, the Company did not extend its contract with this customer. Revenue from this customer approximated 2.0% and 10.0% of our consolidated net revenues for the three and nine months ended June 30, 2023, respectively. The Company expects the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods.

NOTE 6          SHAREHOLDERS’ EQUITY

Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved a 1-for-10 reverse stock split, which became effective on June 18, 2024. Any fractional shares that would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share. Accordingly, all references made to shares, per share, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not change the par value of the common stock nor the authorized number of shares of common stock, preferred stock or any series of preferred stock.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq’s $1.00 minimum closing bid price requirement (“Bid Price Requirement”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq’s minimum $2.5 million shareholders’ equity requirement (“SE Requirement”) (collectively, with the Bid Price Requirement, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the Accounts Payable Conversion Agreement (described in Note 8), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company is subject to a Nasdaq “Panel Monitor” which provides for in the event the Company fails to satisfy the SE Requirement (not the Bid Price Requirement) during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.  We can provide no assurance that if the Company falls below the SE Requirement during this period that the Company will be able to maintain its Nasdaq listing.

Preferred Stock

In connection with the Accounts Payable Conversion Agreement with Forward China (“Conversion Agreement”), the Company filed a Certificate of Amendment of the Certificate of Incorporation (the “COD”) designating 1,700 shares of Series A-1 Convertible Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), which became effective on July 5, 2024.

The holders of the Series A-1 Convertible Preferred Stock have no voting rights and rank senior to all classes or series of the Company’s common stock with respect to the distribution of assets upon liquidation, dissolution, or winding up. Subject to a 19.9% share cap (as defined in the COD), the Series A-1 Convertible Preferred Stock shall be convertible into a number of shares of the Company’s common stock as determined by (i) multiplying the number of shares to be converted by the Stated Value, (ii) adding the result of all accrued and accumulated and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price of $7.50, subject to adjustment as defined in the COD. The Series A-1 Convertible Preferred Stock is not redeemable.

Stock Options

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 33,243 shares of its common stock at an exercise price of $7.60 per share. The options vest one year from the date of grant, expire five years from the date of the grant and 11,081 were forfeited prior to vesting. The options have a weighted average grant-date fair value of $3.60 per share and an aggregate grant-date fair value of $120,000, which will be recognized, net of forfeitures, ratably over the vesting period.

In May 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 12,474 shares of its common stock at an exercise price of $10.30 per share. The options vested six months from the date of grant and expire five years from the date of grant. The options have a weighted average grant-date fair value of $4.80 per share and an aggregate grant-date fair value of $60,000, which were recognized ratably over the vesting period.

There were no options exercised during the three and nine months ended June 30, 2024 or 2023.

The Company recognized compensation expense for stock option awards of $20,000 and $17,000 during the three months ended June 30, 2024 and 2023, respectively, and $81,000 and $56,000 during the nine months ended June 30, 2024 and 2023, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. As of June 30, 2024, there was $20,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.25 years.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
(Loss) / income from continuing operations	$(377,000)	$134,000	$(1,304,000)	$(76,000)
Loss from discontinued operations, net of tax	(23,000)	(670,000)	(3,000)	(1,762,000)
Net loss	$(400,000)	$(536,000)	$(1,307,000)	$(1,838,000)

Denominator:
Weighted average common shares outstanding	1,101,069	1,101,069	1,101,069	1,101,069
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	1,101,069	1,101,069	1,101,069	1,101,069

Basic (loss) / earnings per share:
Basic (loss) / earnings per share from continuing operations	$(0.34)	$0.12	$(1.18)	$(0.07)
Basic (loss) / earnings per share from discontinued operations	(0.02)	(0.61)	(0.00)	(1.60)
Basic loss per share	$(0.36)	$(0.49)	$(1.19)	$(1.67)

Diluted (loss) / earnings per share:
Diluted (loss) / earnings per share from continuing operations	$(0.34)	$0.12	$(1.18)	$(0.07)
Diluted (loss) / earnings per share from discontinued operations	(0.02)	(0.61)	(0.00)	(1.60)
Diluted loss per share	$(0.36)	$(0.49)	$(1.19)	$(1.67)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Options	97,427	95,000	97,427	95,000
Warrants	7,500	15,100	7,500	15,100
Total potentially dilutive shares	104,927	110,100	104,927	110,100

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and through March 2023 paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 5), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. The new sourcing agreement expires October 31, 2024. The Company recorded service fees to Forward China of $221,000 and $284,000 during the three months ended June 30, 2024 and 2023, respectively, and $674,000 and $978,000 for the nine months ended June 30, 2024 and 2023, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China during the three months ended June 30, 2024 and 2023 of approximately $2,149,000 and $2,454,000, respectively, and $5,672,000 and $9,963,000 for the nine months ended June 30, 2024 and 2023, respectively.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At June 30, 2024, the remaining balance covered by this agreement was approximately $7,105,000.

Accounts Payable Conversion Agreement

Effective July 5, 2024, the Company and Forward China entered into a Conversion Agreement. Under the terms of the Conversion Agreement, Forward China agreed to convert $1,700,000 of the Due to Forward China payable into 1,700 shares of the Company’s newly designated Series A-1 convertible preferred stock (the “Preferred Stock”) with a stated value of $1,000 per share. See Note 6.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $14,000 and $25,000 in the three months ended June 30, 2024 and 2023, respectively, and $50,000 and $80,000 in the nine months ended June 30, 2024 and 2023, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $500,000 and $200,000 on this note during the nine months ended June 30, 2024 and 2023, respectively, and this note has a remaining balance of $600,000 at June 30, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Activity

In October 2020, the Company’s retail division began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $4,000 and $509,000 in the three months ended June 30, 2024 and 2023, respectively, and $380,000 and $1,550,000 in the nine months ended June 30, 2024 and 2023, respectively. Due to the Retail Exit, these revenues are included in the loss from discontinued operations for the three and nine months ended June 30, 2024 and 2023. The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement existed on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $0 and $20,000 for the three and nine months ended June 30, 2024, respectively. The Company incurred costs of $31,000 and $95,000 under this agreement for the three and nine months ended June 30, 2023, respectively. Due to the Retail Exit, these costs are included in the loss from discontinued operations for the three and nine months ended June 30, 2024 and 2023. The Company had accounts payable to Justwise of $0 and $10,000 at June 30, 2024 and September 30, 2023, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a significant shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $108,000 and $122,000 for the three months ended June 30, 2024 and 2023, respectively, and $427,000 and $507,000 for the nine months ended June 30, 2024 and 2023, respectively. The Company had no accounts receivable from this customer at June 30, 2024 or September 30, 2023.

The Company recorded revenue from a customer who employs an immediate family member of a former member of our Audit, Governance and Compensation committees of our Board of Directors. The Company recognized revenue from this customer of $8,000 and $46,000 for the three and nine months ended June 30, 2024, respectively, and no revenue was recognized for the three and nine months ended June 30, 2023. The Company did not have accounts receivable from this customer June 30, 2024 or September 30, 2023.

NOTE 9          LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2024, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10          LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Cash paid for amounts included in operating lease liabilities for the nine months ended June 30, 2024 and 2023, which have been included in cash flows from operating activities, was $441,000 and $429,000, respectively. Details of operating lease expense are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense included in:
Sales and marketing expense	$4,000	$–	$11,000	$3,000
General and administrative expense	151,000	155,000	453,000	463,000
Total	$155,000	$155,000	$464,000	$466,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 5.7%.

At June 30, 2024, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2024	$151,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Fiscal 2028	428,000
Thereafter	1,551,000
Total future minimum lease payments	3,615,000
Less imputed interest	(672,000)
Present value of lease liabilities	2,943,000
Less current portion of lease liabilities	(411,000)
Long-term portion of lease liabilities	$2,532,000

NOTE 11          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2024 and September 30, 2023 are as follows:

	June 30,	September 30,
	2024	2023
Accrued commissions/bonuses	$148,000	$872,000
Paid time off	319,000	285,000
Other	175,000	201,000
Total	$642,000	$1,358,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  The following discussion and analysis compares our condensed consolidated results of operations for the three and nine months ended June 30, 2024 (the “2024 Quarter” and “2024 Period”, respectively) with those for the three and nine months ended June 30, 2023 (the “2023 Quarter” and “2023 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our sales people, failure to develop products at a profit, continued supply chain issues, a significant decrease in our stock price upon effectuating a reverse stock split, inability to maintain compliance with Nasdaq listing standards, inability of our design division’s customers to pay for our services, unanticipated issues with our affiliated sourcing agent, issues at Chinese factories that source our products, and failure to obtain acceptance of our products. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2023 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

In June 2024, the Company’s stockholders authorized, and the Company’s Board of Directors approved, a 1-for-10 reverse stock split of our common stock, which became effective on June 18, 2024. Accordingly, all references made to share, per share, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split.

Discontinued Operations

Considering the recurring losses incurred by the retail distribution segment, in July 2023, the Company decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory as of June 30, 2024, and will collect the remaining retail accounts receivable by the end of fiscal 2024. After this time, we expect to have no further significant continuing involvement with the retail distribution segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheets at June 30, 2024 and September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended June 30, 2024 and 2023.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter:

	Consolidated Results of Operations
	2024 Quarter	2023 Quarter	Change ($)	Change (%)
Revenues, net	$7,887,000	$8,707,000	$(820,000)	(9.4%	)
Cost of sales	6,281,000	6,517,000	(236,000)	(3.6%	)
Gross profit	1,606,000	2,190,000	(584,000)	(26.7%	)
Sales and marketing expenses	350,000	398,000	(48,000)	(12.1%	)
General and administrative expenses	1,638,000	1,643,000	(5,000)	(0.3%	)
Loss from operations	(382,000)	149,000	(531,000)	(356.4%	)
Other (income) / expense, net	(5,000)	15,000	(20,000)	(133.3%	)
Provision for income taxes	–	–	–	–
Loss from continuing operations	$(377,000)	$134,000	$(511,000)	(381.3%	)

The discussion that follows below provides further details about our results from continuing operations for the 2024 Quarter as compared to the 2023 Quarter.

Net revenues declined significantly in the design segment, and, to a lesser extent, in the OEM distribution segment.

Our gross profit decreased in both the design and OEM distribution segments. Our gross margin decreased from 25.2% in the 2023 Quarter to 20.4% in the 2024 Quarter, due to lower utilization rates in our design segment, partially offset by a change in the mix of our OEM distribution segment revenue and a reduction in our sourcing fee with Forward China.

Sales and marketing expenses decreased primarily due to staff reduction in our OEM distribution segment and decreased slightly as a percentage of revenues.

General and administrative expenses remained flat in the 2024 Quarter mainly due to increased costs related to the Nasdaq non-compliance matter that were offset by lower Board of directors’ compensation. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other income of $5,000 in the 2024 Quarter compared to net other expense of $15,000 in the 2023 Quarter. The variance is due to an increase in interest income from interest bearing deposits in the 2024 Quarter and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $377,000 in the 2024 Quarter compared to income of $134,000 in the 2023 Quarter. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted (loss) / income per share from continuing operations were ($0.34) and $0.12 for the 2024 Quarter and the 2023 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2024 Quarter revenues	$2,851,000	$5,036,000	$–	$7,887,000
2023 Quarter revenues	2,930,000	5,777,000	–	8,707,000
Change	$(79,000)	$(741,000)	$–	$(820,000)

2024 Quarter operating income/(loss)	$138,000	$57,000	$(577,000)	$(382,000)
2023 Quarter operating income/(loss)	161,000	576,000	(588,000)	149,000
Change	$(23,000)	$(519,000)	$11,000	$(531,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased slightly as volume declines from some diabetic customers were partially offset by higher volumes with other diabetic customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2024 Quarter	2023 Quarter	Change ($)	Change (%)
Diabetic products	$2,313,000	$2,402,000	$(89,000)	(3.7%	)
Other products	538,000	528,000	10,000	1.9%
Total net revenues	$2,851,000	$2,930,000	$(79,000)	(2.7%	)

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

Revenues from diabetic products decreased due to the loss of one of our major diabetic customers whose contract expired, lower volumes from some diabetic customers, partially offset by higher volumes from other diabetic customers. Management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 81% of net revenues for the OEM distribution segment in the 2024 Quarter compared to 82% in the 2023 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to some new customers, partially offset by reduced demand from other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income declined slightly for the OEM distribution segment and operating income margin declined from 5.5% in the 2023 Quarter to 4.8% in the 2024 Quarter. Reductions to marketing personnel were offset by lower gross margins due to the mix of revenue and allocation of the sourcing fee from Forward China.

Design Segment

The decrease in net revenues in the design segment was primarily driven by one customer whose revenue declined approximately $1,200,000, as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers.

Operating income for the design segment decreased and operating income margin decreased from 10.0% in the 2023 Quarter to 1.1% in 2024 Quarter, primarily driven by lower utilization rates.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2023

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2024 Period as compared to the 2023 Period:

	Consolidated Results of Operations
	2024 Period	2023 Period	Change ($)	Change (%)
Revenues, net	$22,869,000	$28,199,000	$(5,330,000)	(18.9%	)
Cost of sales	18,013,000	22,118,000	(4,105,000)	(18.6%	)
Gross profit	4,856,000	6,081,000	(1,225,000)	(20.1%	)
Sales and marketing expenses	1,089,000	1,260,000	(171,000)	(13.6%	)
General and administrative expenses	5,068,000	4,893,000	175,000	3.6%
Loss from operations	(1,301,000)	(72,000)	(1,229,000)	1706.9%
Other (income) / expense, net	3,000	5,000	(2,000)	(40.0%	)
Provision for income taxes	–	–	–	–
Loss from continuing operations	$(1,304,000)	$(77,000)	$(1,227,000)	1593.5%

The discussion that follows below provides further details about our results from continuing operations for the 2024 Period as compared to the 2023 Period.

Net revenues declined significantly in the OEM distribution segment and, to a lesser extent, in the design segment.

Our gross profit decreased across both segments, and our gross margin decreased slightly from 21.6% in the 2023 Period to 21.2% in the 2024 Period driven by lower utilization rates in our design segment, partially offset by a change in the mix of our OEM distribution segment revenue and a reduction in our sourcing fee with Forward China.

Sales and marketing expenses decreased primarily due to staff reduction in our OEM distribution segment. Sales and marketing as a percentage of revenues increased from 4.5% in the 2023 Period to 4.8% in the 2024 Period.

General and administrative expenses increased slightly in the 2024 Period. Increased corporate expenses, primarily driven by costs related to Nasdaq non-compliance issues and a credit loss recovery in the 2023 Period that did not recur in the 2024 Period, were partially offset by lower payroll related expenses. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We recorded net other expense of $3,000 in the 2024 Period compared to net other expense of $5,000 in the 2023 Period. The variance is due to fair value adjustments of $40,000 in the 2023 Period to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in the 2023 Period, offset by an increase in interest income from interest bearing deposits in the 2024 Period and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $1,304,000 and $77,000 in the 2024 Period and 2023 Period, respectively. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $1.18 and $0.07 for the 2024 Period and the 2023 Period, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year Period.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2024 Period revenues	$7,620,000	$15,249,000	$–	$22,869,000
2023 Period revenues	11,364,000	16,835,000	–	28,199,000
Change	$(3,744,000)	$(1,586,000)	$–	$(5,330,000)

2024 Period operating income/(loss)	$291,000	$266,000	$(1,858,000)	$(1,301,000)
2023 Period operating income/(loss)	303,000	1,539,000	(1,913,000)	(71,000)
Change	$(12,000)	$(1,273,000)	$55,000	$(1,230,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased primarily from the loss of one major diabetic customer in March 2023 and, to a lesser extent, due to lower volumes from other diabetic customers, which were partially offset by new business with non-diabetic customers. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented 10.1% of our consolidated net revenues in the 2023 Period. We expect the loss of this customer to continue to cause a significant decline in OEM distribution segment revenues in future periods. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2024 Period	2023 Period	Change ($)	Change (%)
Diabetic products	$5,708,000	$9,760,000	$(4,052,000)	(41.5%	)
Other products	1,912,000	1,604,000	308,000	19.2%
Total net revenues	$7,620,000	$11,364,000	$(3,744,000)	(32.9%	)

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

Revenues from diabetic products decreased primarily due to the loss of one of our major diabetic customers whose contract expired, lower volumes in the 2024 Period and the loss of one product to a competitor. As mentioned above, management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 75% of net revenues for the OEM distribution segment in the 2024 Period compared to 86% in the 2023 Period.

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

Operating Income

Operating income for the OEM distribution segment increased and operating income margin increased from 2.7% in the 2023 Period to 3.8% in the 2024 Period, driven by a change in the mix of revenue and lower sales and marketing expenses.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and reduced its sourcing fee with Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement. The Company and Forward China signed a new Supply Agreement effective October 2023, which further reduced the fixed portion of the sourcing fee to $65,833 per month. See Note 8 to the condensed consolidated financial statements for more information on the sourcing agreement with Forward China.

Design Segment

The decrease in net revenues in the design segment was primarily driven by one customer whose revenue declined approximately $1,200,000, as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers.

Operating income for the design segment decreased and operating income margin decreased from 9.1% in the 2023 Period to 1.7% in 2024 Period. This decrease was driven by lower utilization rates and credit loss recoveries in the 2023 Period that did not recur in the 2024 Period, partially offset by lower payroll costs and increased billing rates on some projects.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At June 30, 2024, our working capital deficit, which excludes discontinued assets held for sale, was $1,576,000 compared to working capital of $26,000 at September 30, 2023. The decrease was primarily due to the Forward China promissory note of $600,000, which matures on December 31, 2024 and is now included in current liabilities, lower cash and accounts receivable balances, and an increase in payables due Forward China. At July 31, 2024, we had approximately $3,200,000 cash on hand.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 8 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $600,000 after we made principal payments of $1,000,000 through June 30, 2024. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At June 30, 2024, our accounts payable due to Forward China was approximately $9,301,000. In order to preserve our current and future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. Effective July 5, 2024, the Company entered into an Accounts Payable Conversion Agreement (the “Conversion Agreement”) with Forward China. Under the terms of the Conversion Agreement, Forward China agreed to convert $1,700,000 of the Due to Forward China payable into shares of the Company’s Series A-1 preferred stock (the “Preferred Stock”). We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement, if needed, or (iii) any new credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During the 2024 Period and 2023 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2024 Period, cash used in operating activities of $72,000 resulted from a net loss of $1,307,000, decreases in accrued expenses and other current liabilities of $715,000, a decrease in deferred income of $92,000, and the net change in other operating assets and liabilities of $50,000 partially offset by a decrease in discontinued assets held for sale of $508,000, non-cash expenses of $333,000 related to depreciation, amortization, share-based compensation and credit loss expense, a decrease in accounts receivable of $479,000, a decrease in inventory $91,000 and an increase in accounts payable and amounts due to Forward China of $681,000.

During the 2023 Period, cash provided by operating activities of $562,000 resulted from a decrease in discontinued assets held for sale $1,622,000, a decrease in inventory $286,000, an increase in accounts payable and amounts due to Forward China of $651,000, non-cash expenses of $271,000 related to fair value adjustments, depreciation, amortization, share-based compensation and bad debt expense, an increase in accrued expenses and other current liabilities of $129,000 and the net change in other operating assets and liabilities of $24,000, partially offset by a net loss of $1,838,000, an increase in prepaid expenses and other current assets of $272,000, a decrease in deferred income of $174,000 and an increase in accounts receivable of $137,000.

Investing Activities

Cash used in investing activities in the 2024 Period and the 2023 Period of $50,000 and $117,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2024 Period and the 2023 Period of $500,000 and $200,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  August 14, 2024

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer) By: /s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc. +	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc. +	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment to the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
10.1	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation +	8-K	11/8/23	10.1
10.2	Deferred Payment Agreement with Forward Industries (Asia-Pacific) Corporation	8-K	11/8/23	10.2
10.3	Account Payables Conversion Agreement Forward Industries (Asia-Pacific) Corporation	8-K	7/8/24	10.1
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

