Form 10-K
period 2024-09-30
Forward Industries, Inc.
filed 2024-12-27
CIK 38264

.Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,800,000 based on the closing price as reported on the Nasdaq Stock Market.

There were 1,101,069 shares of the registrant’s common stock outstanding as of December 6, 2024.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2024.

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

Discontinued Operations

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of our retail distribution segment and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable as of September 30, 2024. As of September 30, 2024, the retail segment was fully discontinued, and we expect to have no further significant involvement in this segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheet at September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2024 and 2023. All information and results in this annual report on Form 10-K exclude the discontinued retail segment unless otherwise noted. See Note 3 to our consolidated financial statements for additional information on the discontinued retail segment.

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

In May 2001, we formed Forward Switzerland to facilitate distribution of aftermarket products under our licenses for cell phone cases and to further develop our OEM European business presence. After the expiration of the last of these licenses in March 2009, staff at Forward Switzerland was significantly reduced and in recent years has primarily served our OEM customers in Europe.

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

Distribution

Channels of Distribution

We ship the majority of our OEM distribution products directly to our customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings. We utilize a third-party warehouse in Europe to store certain inventory items. We do not recognize revenue for products shipped to the warehouse until such products have been shipped to the customer and our performance obligation is complete.

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

Dependence on Sourcing Agent

We have a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that Forward China acts as our exclusive buying agent for the products we sell. Forward China also arranges for sourcing, manufacture and exportation of such products. We purchase products at Forward China’s cost and through March 2023 paid them a monthly service fee calculated at $100,000 plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 16 to the consolidated financial statements), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023, resulting in cash savings of $100,000 in Fiscal 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement were substantially the same as the prior agreement. Due to the Company’s decision to cease operations of its retail distribution segment and the decline in the OEM distribution segment business, the new sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from our customers. Terence Wise, our Chairman, Chief Executive Officer and largest shareholder, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. See “Item 1A. – Risk Factors” regarding our dependence on Forward China.

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

Quality Assurance

Forward’s quality assurance manager oversees the process to ensure that our distribution products manufactured in China meet our quality assurance standards. The quality assurance manager independently verifies and supervises the inspection of products provided by independent contractors in China. In July 2024, Forward China received its ISO 9001:2008 quality certification, which was renewed and is valid until July 2027.

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

Human Capital/Employees

As of November 30, 2024, we had approximately 100 employees, substantially all of whom work full-time, none of which are covered by a collective bargaining agreement. We hire consultants on an as-needed basis.

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

Risks Relating to Our Business, Liquidity and Operations

We have experienced recurring losses and our ability to continue as a going concern is in doubt.

We incurred net losses of approximately $1,951,000 and $3,737,000 in Fiscal 2024 and 2023, respectively. We expect to generate losses for the foreseeable future. We will need to generate increased revenues to achieve profitability in the future. Despite our efforts, we may not achieve profitability in the future or sustain profitability for a prolonged period of time. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch program on which we were providing design services. In Fiscal 2024, this design customer was responsible for 25.2% of our revenues. While we plan to mitigate the impact of this lost revenue with cost reduction efforts, seeking continued flexibility on payments to Forward China and exploring additional sources of financing, these efforts may not be sufficient to meet our liquidity needs through December 31, 2025.

Accordingly, our independent registered public accounting firm stated in their report on our annual financial statements for the fiscal year ended September 30, 2024, that these conditions raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

The COVID-19 pandemic, or any other future pandemic, has had, and may continue to have, a material and adverse effect on our business and results of operations.

On May 11, 2023, the U.S. Department of Health and Human Services declared the end of the Public Health Emergency for COVID-19. Though the severity of COVID-19 has subsided, new variants or any other future pandemic could interrupt business, cause renewed labor and supply chain disruptions, and negatively impact the global and US economy, which could materially and adversely impact our business. During the height of COVID-19 our supply chain experienced significant disruptions which, together with other factors such as the increase in global consumer demand and the global shipping container shortage, resulted in longer delivery times and higher importation costs for most of our products. While our supply chain appears to generally be stable at this time, should a resurgence of COVID-19, or a similar pandemic, occurs, our supply chain could again be negatively impacted; for example, the factories that manufacture our products could be required by government authorities to temporarily cease operations or might be limited in their production capacity. If governments take protective actions in response to a resurgence of COVID-19 or the outbreak of a new pandemic, it may have a material adverse impact on our business, financial condition and operating results for the reasons described above.

During Fiscal 2024, we generated a net loss. We cannot assure you that we will regain profitability in the future.

In Fiscal 2024, we generated a net loss of approximately $1,951,000. While we generated income from continuing operations in Fiscal 2023, we can provide no assurance that we will not experience operating losses in the future. Forward China holds a $600,000 note which is due on June 30, 2025. Additionally, we owe Forward China approximately $7,226,000 in accounts payable. See Note 14 to the consolidated financial statements for a discussion on these payables and the limited amounts that we are required to pay over any 12-month period. Forward China, which is owned by our Chief Executive Officer and Chairman of the Board, has previously agreed to extend the note on numerous occasions to assist the Company with its liquidity. We cannot provide any assurance that Forward China will continue to grant us extensions on this note. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital or incur additional debt to maintain or grow our operations. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders.

Our OEM distribution business remains highly concentrated in our diabetic products line. If our diabetic products line were to suffer the loss of a principal customer or a material decline in revenues from any such large customer, our business would be materially and adversely affected.

In Fiscal 2024, revenues from diabetic products accounted for 77% of our OEM distribution revenues and OEM distribution revenue accounted for 34% of our consolidated net revenue. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic products customer or changes in their business practices. Many new diabetes monitoring products brought to the market in recent years do not use a carrying case. If consumer demand continues to increase for diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers would materially and adversely affect our results of operations and financial condition.

Each of our distribution and design businesses can at times be concentrated with certain larger customers. In Fiscal 2024, our largest design customer accounted for 25.2% of our consolidated net revenue and one OEM distribution customer accounted for 13.0% of our consolidated net revenue. In Fiscal 2023, our largest design customer accounted for 27.9% of our consolidated net revenue and one OEM distribution customer accounted for 11.2% of our consolidated net revenue. In December 2024, our largest design customer notified the Company of its plan to discontinue their insulin patch program, on which the Company was working. We expect this to cause a material decrease in our revenues beginning with the second quarter of fiscal 2025. We are currently working on cost reduction efforts to mitigate the reduction in revenue.

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

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2019 and 2020, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company has not been directly affected by any tariffs previously implemented by former President Trump on the medical technology industry which currently remain in place. In May 2022 the U.S. Trade Representative (the “USTR”) announced a statutory four-year review of the tariffs against China. The USTR also announced in May 2022 that it reinstated or extended various eligible tariff exclusions on certain products from China through December 2023. In September 2024, the USTR completed its statutory four-year review and announced tariff increases on imports from China on various products. Further, we do not know if the administration that takes office in 2025 will implement any new tariffs or alter current tariffs. If any tariffs or restrictions are imposed on products that we import for our customers, we would be required to raise our prices, which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture non-medical electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by our design segment.

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

During Fiscal 2024, we continued to experience significant pricing pressure from many customers, including some of our largest distribution customers, to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In Fiscal 2023, due to increased pricing pressure, we did not renew our contract with one major OEM distribution customer, which expired in March 2023. If pricing pressures continue and we are unable to find comparable concessions from our suppliers, we may be unable to renew future contracts with our customers. The recent inflationary environment in the U.S. and globally has caused production costs to increase in Fiscal 2023 and in Fiscal 2024. Similarly, due to continued trends of high demand and low supply in the labor market which have persisted despite Federal Reserve interest rate increases, the cost of labor has risen in both our design and distribution businesses. These developments have a material adverse impact on our margins and our ability to achieve or maintain profitability. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

In addition to margin compression from customers in general, we are encountering increased costs from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them. In addition, prices that our Chinese vendors charge to us may reflect any appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit if we are unable to raise our prices. Any decrease in demand for our products or services, coupled with pressure from the market and our customers to decrease our prices, would have a material adverse effect on our business, financial condition, and results of operations.

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

Our Chairman, Chief Executive Officer and largest shareholder is the owner of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have a Buying Agency and Supply Agreement with Forward China under which Forward China acts as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s distribution products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China was to suffer or we are unable to maintain our agreement with Forward China, which is currently in effect until April 30, 2025, but may be terminated prior to that with 30 days’ notice, we could suffer irreparable harm resulting in substantial damage to the distribution business.

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

Our design engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date and/or at a fixed fee. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. Furthermore, our entrance into fixed price arrangements means that if the costs of supplies, labor and other resources rise due to shortages, heightened demand, inflation or other factors, our margin for a given project will decline. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability on that project or in general. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

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

Our results of operations are expressed in U.S. dollars. When the U.S. dollar appreciates or depreciates in value against a currency in which all or a significant portion of revenues or other accounts receivable are denominated, such as the Euro, our results of operations can be adversely affected or benefited, respectively. The degree of impact is proportional to the amount of foreign currency expense or revenue, as the case may be, and the fluctuations in exchange rates over the period in which the effect is measured on our consolidated financial statements. In addition, such currency fluctuations may affect the comparability of our results of operations between financial periods.

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration and operating in more than one segment.

Because our revenues can at times be concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest OEM distribution customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers’ competitors’ product offerings. As demand for the consumer products relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including economic declines (resulting from a pandemic or any other reason) causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. Further, in our design and development business, customers may decline to use us for future work after a project is completed, which may be due to lack of continued need for our services after their product has been developed, produced, and marketed or because they are dissatisfied with our pricing or performance. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

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

Product manufacture is often outsourced by our distribution customers to contract manufacturing firms and in these cases, it is the contract manufacturer to which we must look for payment.

Contract manufacturing firms perform manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM distribution customer’s product. As a consequence of this business practice, we often sell our carry solutions products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the OEM distribution customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not our OEM distribution customer. If we fail to receive payment from the contract manufacturer, our ability to be paid for products already delivered would be limited. In such event, our results of operations and cash flows will be adversely affected.

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

To the extent that there are disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed. For example, in Fiscal 2024, we experienced shipping delays resulting from cargo ship piracy in the Red Sea, and in March 2021, a container ship carrying some of our products ran aground in the Suez Canal and was immobilized for six days. Although these events did not have a material adverse effect on our business, there is no assurance that, if they happened again, that they would not. In any such case, our customers may cancel or change the terms of their purchase orders, resulting in a cancellation or delay of payments to us. A closure or partial closure of port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed to with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

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

We may experience issues with products that we source or develop, or with the services we render, that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for products or services, decreased willingness by customers to purchase our products or procure our services, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues with products and services, any of which could have a significant adverse effect on our financial condition and results of operations. Although the Company carries product liability insurance and works with its customers to satisfy product quality concerns (the cost of such efforts are typically covered by our sourcing agent, Forward China) we can provide no assurance that customers will not seek damages beyond what we warranty or beyond our insurance coverage. Although we have not had significant claims for damages or losses from the products we distribute in our distribution business or assist in the development, design or production of in our design business, any uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our future depends, in part, on our ability to attract and retain key sales personnel and the continued contribution of our executive officers including Terence Wise, our Chief Executive Officer, who would be difficult to replace. Further, as part of the Company’s ongoing efforts to reduce expenses, we recently reduced the salaries of three of our executive officers. While the salary reductions were agreed to by the executives, it is possible that the decrease in salary may cause either or both officers to look for employment elsewhere. Our design and development business is highly labor intensive and, therefore, our ability to attract and retain professional and technical staff is an important factor in our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. The loss of the services of any of our key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in our losing customers and revenue.

Our IT infrastructure including power, security, connectivity and other services is housed within our office space in which we lease. We also rely on third-party providers for bandwidth. We do not control these vendors, and it would take significant time and effort to replace them. We have experienced, and may experience in the future, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.

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

Our design business may use software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, flaws, or corrupted data could result in damage to our reputation, loss of users, or loss of revenue, any of which could adversely affect our business and financial results.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 19.9% of the outstanding shares of our common stock as of December 9, 2024. Mr. Wise would beneficially own significantly more shares without a 19.9% blocker (shareholder approval cap) under our Series A-1 Convertible Preferred Stock. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of Forward China as our agent;
•	Cybersecurity breaches;
•	The loss of customers or our failure to attract more customers;
•	Creditworthiness and solvency of clients;
•	Loss of key employees;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in regulatory practices, including tariffs and taxes;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments; or
•	Other forces outside of our control such as inflation, Federal Reserve interest rate increases and the recessionary environment it could bring, geopolitical turmoil such as the recent wars in Ukraine and Israel, and other developments that could adversely impact the U.S. and global economies and erode investor sentiment.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Failure to meet the continued listing standards of Nasdaq could result on the delisting of our common stock.

Our common stock is listed on Nasdaq. As part of being listed on Nasdaq, we are required to meet certain continued listing requirements.

On July 31, 2023, the Company received a notice from Nasdaq that the Company had failed to comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) by failing to maintain a minimum bid price of at least $1.00 per share of common stock for 30 consecutive business days. The Company was given a 180-day grace period to regain compliance, but the Company failed to regain compliance within the grace period. The Company then timely requested a hearing before an independent Nasdaq Hearings Panel. The hearing occurred on April 9, 2024.

Further, on February 22, 2024, the Company received a notice from Nasdaq that the Company’s stockholders’ equity did not comply with the applicable Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), requiring listed companies to maintain a stockholders’ equity of at least $2,500,000, as reported in the Company’s Form 10-Q for the fiscal period ended December 31, 2023. The Company was instructed to present its views with respect to its failure to meet the requirements of the Stockholders’ Equity Rule at the April 9, 2024, hearing before the Nasdaq Hearings Panel.

As a result of the reverse stock split effected in June 2024 and the entrance into the Accounts Payable Conversion Agreements with Forward China (described in Note 14 to the consolidated financial statements), the Company regained compliance with the Minimum Bid Price Rule and Stockholders’ Equity Rule in July 2024 and was formally notified by Nasdaq that such requirements were met. Until July 24, 2025, the Company is subject to a Nasdaq “Panel Monitor” which provides for in the event the Company fails to satisfy the Stockholders’ Equity Rule during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Nasdaq Listing Qualifications Staff’s review or receiving any otherwise applicable grace period. We can provide no assurance that if the Company fails to satisfy the Stockholders’ Equity Rule during this period that the Company will be able to maintain its Nasdaq listing.

If our stock price declines below $1.00 for more than 30 consecutive business days, and thereby fails to satisfy the Minimum Bid Price Rule, we may ask shareholders to approve another reverse stock split. Reverse stock splits require approval by stockholders who hold a majority of our voting power. Because many of our shares are held in street name and brokers do not necessarily vote unvoted shares, we may not receive approval for another reverse split. Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to cure noncompliance based on the minimum round lot requirement.

If we fail to meet continued listing requirements in the future and are unable to get an extension to regain compliance, Nasdaq may delist our common stock. If our common stock is delisted, we could face significant material adverse consequences, including:

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

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. In 2019, we incurred significant expenses responding to an SEC investigation into potential insider trading by certain insiders of the Company. Although that investigation has concluded, responding to, or defending other such actions would cause us to incur substantial expenses and divert our management’s attention.

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

We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.

As of September 30, 2024, we had goodwill of $1,559,000. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We have had to impair our goodwill in the past, and in Fiscal 2024, we recorded a goodwill impairment charge of $200,000. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in the price of our ordinary shares and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining cybersecurity measures to safeguard our information and operational technologies and protect the confidentiality, integrity and availability of our data. Our business is dependent upon our computer systems, devices, software and networks to collect, process and store the data necessary to conduct almost all aspects of our business.

We have designed our cybersecurity procedures based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). We have used NIST CSF as a guide to help identify, assess and manage cybersecurity risks relative to our business, but this does not imply that our cybersecurity program meets any particular technical standard, specification or requirement.

We have processes in place to assess, identify, manage and address material cybersecurity threats and incidents. These include, among other things, annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network activity, use of encryption and authentication technologies, penetration testing and containment and incident response tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities.

We maintain an incident response plan with a cross-functional team comprised of members of the information technology department, senior management and other appropriate individuals. The team is responsible for assessing and managing the cybersecurity incident response process and taking necessary corrective actions to mitigate and/or eliminate any issues.

Our control over the security posture of and ability to monitor the cybersecurity practices of third-party vendors and service providers is limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by third parties.

As of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see “Item 1A – Risk Factors.”

Governance

Our Board of Directors has overall responsibility for the oversight of risk management, including cybersecurity risks. The Board receives periodic briefings on cybersecurity matters, including key risks to the Company, recent developments and risk mitigation activities from management.

Our information technology team is responsible for assessing and maintaining our cybersecurity risk management program and may engage third-party experts on an as-needed basis for risk assessment and system enhancements. Our information technology team are experienced information systems security professionals with many years of experience in the information technology field and various degrees and cybersecurity-related certifications.

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

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations and rent payments were approximately $32,000 per month during Fiscal 2024.

We lease 11,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement scheduled to expire in June 2026. The lease has annual escalations and rent payments were approximately $11,000 per month during Fiscal 2024.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2024, and through the filing date of this Form 10-K, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FORD”.

On December 6, 2024, the closing price for our common stock was $4.24.

Holders of Common Stock

At November 30, 2024, there were approximately 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. The following discussion and analysis compares our results of operations for the year ended September 30, 2024 (“Fiscal 2024”) with those for the year ended September 30, 2023 (“Fiscal 2023”). All dollar amounts and percentages presented herein have been rounded to approximate values. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

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

In June 2024, the Company’s stockholders authorized, and the Company’s Board of Directors approved, a 1-for-10 reverse stock split of our common stock, which became effective on June 18, 2024. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split.

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of our retail distribution segment, and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable as of September 30, 2024. As of September 30, 2024, the retail segment was fully discontinued, and we expect to have no further significant involvement in this segment. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheet at September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2024 and 2023. All information and results in this annual report on Form 10-K exclude the discontinued retail segment unless otherwise noted. See Note 3 to our consolidated financial statements for additional information on the discontinued retail segment.

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

Goodwill and Intangible Assets

We review goodwill for impairment at least annually, or more often if triggering events occur. We have two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform a quantitative impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then we will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. During Fiscal 2024, the Company recorded an impairment charge of $200,000 related to goodwill (See Note 4 to the consolidated financial statements).

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. There were no indications of impairment of intangible assets in Fiscal 2024 or Fiscal 2023.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes - Improvements to Income Tax Disclosures", requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires expanded segment reporting and disclosure and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of Fiscal 2024 with no material impact on its consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2024 COMPARED TO FISCAL 2023

Consolidated Results

The table below summarizes our consolidated results of continuing operations for Fiscal 2024 as compared to Fiscal 2023:

	Consolidated Results of Continuing Operations
	Fiscal 2024	Fiscal 2023	Change ($)	Change (%)
Net revenues	$30,195,000	$36,688,000	$(6,493,000)	(17.7%	)
Cost of sales	23,986,000	28,324,000	(4,338,000)	(15.3%	)
Gross profit	6,209,000	8,364,000	(2,155,000)	(25.8%	)
Sales and marketing expenses	1,425,000	1,663,000	(238,000)	(14.3%	)
General and administrative expenses	6,516,000	6,541,000	(25,000)	(0.4%	)
Goodwill impairment	200,000	–	200,000	–
Operating (loss) income	(1,932,000)	160,000	(2,092,000)	(1307.5%	)
Other income, net	(7,000)	(19,000)	12,000	(63.2%	)
Income tax provision	23,000	20,000	3,000	15.0%
(Loss) / income from continuing operations	$(1,948,000)	$159,000	$(2,107,000)	(1325.2%	)

The decrease in net revenues in Fiscal 2024 was primarily driven by a decline in revenue in the OEM distribution segment and, to a lesser extent, the design segment.

Gross profit decreased and gross margin declined from 22.8% in Fiscal 2023 to 20.6% in Fiscal 2024. This decrease was mainly driven by lower utilization rates in our design segment and a change in the mix of our OEM distribution segment revenue, partially offset by a reduction in our sourcing fee with Forward China.

Sales and marketing expenses decreased primarily due to staff reduction in our OEM distribution segment and lower sales related expenses in the design segment. Sales and marketing expenses as a percentage of revenue increased from 4.5% in Fiscal 2023 to 4.7% in Fiscal 2024.

General and administrative expenses decreased slightly in Fiscal 2024. Lower payroll costs were partially offset by increased corporate expenses, primarily driven by costs related to Nasdaq non-compliance issues, and a credit loss recovery of approximately $200,000 in Fiscal 2023 that did not recur in Fiscal 2024. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During Fiscal 2024, the Company recorded a goodwill impairment charge of $200,000 related to the Kablooe reporting unit, which is included in the design segment. This impairment charge resulted from the quantitative goodwill impairment testing performed at September 30, 2024 and was driven by historical losses and a reduction in expected future performance of the Kablooe reporting unit.

We reported other income of $7,000 in Fiscal 2024 as compared to $19,000 in Fiscal 2023. The variance is due to fair value adjustments of $70,000 in Fiscal 2023 to reduce to the fair value of the earnout consideration related to the Kablooe acquisition, $18,000 of net duty drawback income received in Fiscal 2023 offset by an increase in interest income from interest bearing deposits and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

In Fiscal 2024, we recorded a tax provision of $23,000, incurred a loss from continuing operations before income taxes of $1,925,000 and had an effective tax rate of (1.3%). In Fiscal 2023, we recorded a tax provision of $20,000, generated income from continuing operations before income taxes of $179,000 and had an effective tax rate of 11.2%.

Consolidated basic and diluted (loss)/earnings per share from continuing operations was ($1.77) and $0.14 for Fiscal 2024 and Fiscal 2023, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each continuing segment as compared to the prior year.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
Fiscal 2024 revenues	$10,204,000	$19,991,000	$–	$30,195,000
Fiscal 2023 revenues	14,002,000	22,686,000	–	36,688,000
Change	$(3,798,000)	$(2,695,000)	$–	$(6,493,000)

Fiscal 2024 operating income/(loss)	$369,000	$26,000	$(2,327,000)	$(1,932,000)
Fiscal 2023 operating income/(loss)	440,000	2,182,000	(2,462,000)	160,000
Change	$(71,000)	$(2,156,000)	$135,000	$(2,092,000)

OEM Distribution

Net revenues in the OEM distribution segment decreased from lower sales volume from our diabetic customers, slightly offset by an increase in revenues from other OEM customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue. In March 2023, a contract with one of our major diabetic customers expired. Due to increased pricing pressures, we did not extend our contract with this customer. Revenue from this customer represented approximately 7.8% of our consolidated net revenues in Fiscal 2023. We expect the loss of this customer to cause a significant decline in OEM distribution segment revenues in future periods.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	Fiscal 2024	Fiscal 2023	Change ($)	Change (%)
Diabetic products	$7,885,000	$11,805,000	$(3,920,000)	(33.2%	)
Other products	2,319,000	2,197,000	122,000	5.6%
Total net revenues	$10,204,000	$14,002,000	$(3,798,000)	(27.1%	)

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

Revenues from diabetic products decreased due to the loss of a major customer in March 2023, lower demand from our major diabetic customers and the loss of one product to a competitor. As mentioned above, management believes that revenues from diabetic customers will continue to decline.

Revenues from diabetic products represented 77% of net revenues for the OEM distribution segment in Fiscal 2024 compared to 84% in Fiscal 2023.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to new customers and higher sales volume with some existing customers, partially offset by reduced demand from other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased but operating income margin increased to 3.6% in Fiscal 2024, compared to 3.1% in Fiscal 2023, driven by a decrease in the sourcing fee and lower sales and marketing expenses. While revenues decreased in diabetic products, a large portion of this decrease was from lower margin products, driving overall gross margins up. Lower selling and marketing costs further improved the operating income margin. We continue to work on expanding our product offerings to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Considering the loss of a significant diabetic customer, management reduced its OEM distribution segment sales and marketing personnel in March 2023 and reduced its sourcing fee with Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the sourcing agreement. The Company and Forward China signed a new Supply Agreement effective October 2023, which further reduced the fixed portion of the sourcing fee to $65,833 per month and expired October 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers. See Note 14 to the consolidated financial statements for more information on the sourcing agreement with Forward China.

Design Segment

The decrease in net revenues in the design segment was primarily driven by one customer whose revenue declined approximately $2,600,000, as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified the Company of its plan to discontinue their insulin patch program, on which the Company was working. We expect this to cause a material decrease in our revenues beginning with the second quarter of fiscal 2025. We are currently working on cost reduction efforts to mitigate the reduction in revenue.

Operating income for the design segment decreased and operating income margin decreased from 9.6% in Fiscal 2023 to 0.1% in Fiscal 2024. This decrease was driven by lower utilization rates, impairment of goodwill and credit loss recoveries in Fiscal 2023 that did not recur in Fiscal 2024, partially offset by lower payroll costs and increased billing rates on some projects.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At September 30, 2024, our working capital was $273,000 compared to $26,000 at September 30, 2023, which excludes discontinued assets held for sale. The increase was primarily due to the equity conversion of amounts due to Forward China (see Note 14 to the consolidated financial statements), lower accrued expenses, partially offset by a decrease in accounts receivable and cash. At November 30, 2024, we had approximately $2,300,000 cash on hand.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on June 30, 2025 (see Note 14 to the consolidated financial statements). The balance of the FC Note was reduced to $600,000 after we made principal payments of $1,000,000 through Fiscal 2024. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At September 30, 2024, our accounts payable due to Forward China was approximately $7,226,000. In connection with the new sourcing agreement entered into October 2023 (see Note 14 to the consolidated financial statements) and in order to preserve our future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. At September 30, 2024, the remaining balance covered by this agreement was approximately $4,881,000. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement if needed, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We had an accumulated deficit and working capital of $19,637,000 and $273,000, respectively, at September 30, 2024, a net loss of $1,951,000 in Fiscal 2024 and a cash balance of approximately $2,300,000 at November 30, 2024.

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch program, on which we were working.  We expect this to cause a material decrease in our revenues beginning with the second quarter of Fiscal 2025. Based on our forecasted cash flows, we believe that there is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of issuance of the consolidated financial statements.

If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital or obtain additional borrowings, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all. In the current environment of rising interest rates, any future borrowing is expected to result in higher interest expense.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During Fiscal 2024 and Fiscal 2023, our sources and uses of cash were as follows:

Operating Activities

During Fiscal 2024, cash provided by operating activities of $407,000 resulted from a decrease in accounts receivable of $1,244,000, a decrease in discontinued assets held for sale of $508,000, an increase in amounts due to Forward China (excluding the non-cash impact of the Conversion Agreements) of $1,180,000, and non-cash charges for depreciation, amortization, share-based compensation, credit loss expense and goodwill impairment of $654,000, partially offset by the net loss of $1,951,000, a decrease in accrued expenses and other current liabilities $745,000, a decrease in accounts payable $390,000 and the net change in other operating assets and liabilities of $93,000.

During Fiscal 2023, cash provided by operating activities of $1,041,000 resulted from a decrease in discontinued assets held for sale of $2,642,000, an increase in accounts payable and amounts due to Forward China of $783,000, an increase in accounts receivable of $495,000, non-cash charges for depreciation, amortization, share-based compensation and credit loss expense of $481,000 and the net change in other operating assets and liabilities of $447,000, partially offset by the $70,000 non-cash adjustment to the fair value of the Kablooe earnout consideration and the net loss of $3,737,000.

Investing Activities

In Fiscal 2024 and Fiscal 2023, cash used for investing activities of $65,000 and $136,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In Fiscal 2024 and Fiscal 2023, cash used in financing activities of $500,000 and $300,000, respectively, consisted of principal payments on the promissory note held by Forward China.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2024, was effective based on that criteria.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) or Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (https://forwardindustries.com) under “Investors”, "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2024.

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

Dated: December 27, 2024

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 27, 2024	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 27, 2024	/s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

December 27, 2024	/s/ Sangita Shah Sangita Shah Director

December 27, 2024	/s/ Sharon Hrynkow Sharon Hrynkow Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)				Filed
10.1	2011 Long-Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.3	Form of Employment Agreement dated May 26, 2021 – Paul Severrino*	10-K	12/16/21	10.4(a)
10.4	Summary of Employment Arrangement - Terence Wise*	10-K	12/21/23	10.4
10.5	Employment Agreement dated July 1, 2023 – Kathleen Weisberg*	8-K	6/30/23	10.1
10.6	Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.7	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.8	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
10.9	Consultancy Agreement dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.10	Consultancy Agreement dated September 1, 2022 - Justwise Group Ltd.	10-K	12/16/22	10.11
10.10(a)	Extension to the Consultancy Agreement – Justwise Group Ltd.	8-K	11/8/23	10.4
10.11	Employment Agreement dated January 18, 2018 - Robert Wild *	10-K	12/16/22	10.12
10.12	Employment Agreement dated August 17, 2020 – Tom KraMer *	10-K	12/16/22	10.13
10.13	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.13(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.14	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.15	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.16	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – September 2024	8-K	10/4/24	10.1
19.1	Insider Trading Policy				Filed
21.1	List of Subsidiaries	10-K	12/17/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
97	Clawback Policy				Filed

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Going Concern assessment and of impairment of Kablooe goodwill and intangible assets (Note 1, Note 2 and Note 4 to the Consolidated Financial Statements)

As discussed in Note 1 to the consolidated financial statements, significant judgment is exercised by the Company in determining whether there is substantial doubt the Company will continue as a going concern. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has goodwill and intangible assets related to its Kablooe, Inc. (“Kablooe”) operating unit. The Company reviews goodwill for impairment at least annually, or more often if triggering events occur, and performs an annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company estimates the fair value of its reporting unit using a combination of the income, or discounted cash flows approach, and the market approach, which utilizes Kablooe’s forecasted operating results. Specifically, the Company’s forecasted cash flows are sensitive to significant assumptions such as forecasted revenue and operating results, all of which are affected by the expected future market or economic conditions and inflation.

Significant judgment is exercised by the Company in forecasting operating results which factor into the Company’s going concern assessment and its goodwill and intangible assets impairment analysis related to its Kablooe operating segment. Specifically, the forecasted operating results used by the Company in its going concern assessment and the impairment analysis of goodwill and intangible assets included in its Kablooe operating segment are sensitive to significant assumptions such as future revenue and expenses, all of which are affected by uncertain future events.

Given these factors, the related audit effort in evaluating management’s judgments in forecasting operating results which factor into the Company’s going concern assessment and its goodwill and intangible assets impairment analysis related to its Kablooe reporting segment, were challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to the forecasted cash flows and operating results used in the Company’s going concern assessment and impairment of Kablooe’s goodwill and intangible assets analysis included the following:

•	We gained an understanding of and evaluated the design and implementation of the Company’s process to develop forecasted cash flows and operating results, including significant assumptions used in developing forecasted cash flows and operating results as well as considering the appropriateness of the underlying data used by the Company in its analyses.
•	Evaluating the reasonableness of the Company’s forecasted revenue, expenses, and cash flows by comparing those forecasts to underlying business strategies, including customer relationships and the Company’s ability to obtain new customers, and to historical results. In addition, we performed sensitivity analyses related to the key inputs used in the Company’s forecasted revenue, expenses and cash flows, including evaluating whether the changes in the assumptions would result in a material change in forecasted cash flows and operating results.
•	Evaluating management’s ability to accurately forecast future operating results by comparing the Company’s historical forecasted revenue, expenses and cash flows to actual results.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2011.

Melville, New York

December 27, 2024

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
Assets

Current assets:
Cash	$3,022,436	$3,180,468
Accounts receivable, net of allowances for credit losses of $27,282 and $955,965 as of September 30, 2024 and 2023, respectively	5,609,032	6,968,778
Accounts receivable (related party)	96,487	–
Inventories, net	489,996	334,384
Discontinued assets held for sale	–	508,077
Prepaid expenses and other current assets	426,240	378,512

Total current assets	9,644,191	11,370,219

Property and equipment, net	219,297	274,046
Intangible assets, net	680,386	893,143
Goodwill	1,558,682	1,758,682
Operating lease right-of-use assets, net	2,593,112	3,021,315
Other assets	72,688	68,737

Total assets	$14,768,356	$17,386,142

Liabilities and shareholders’ equity

Current liabilities:
Note payable to Forward China (related party)	$600,000	$–
Accounts payable	129,060	518,892
Due to Forward China (related party)	7,226,012	8,246,015
Deferred income	399,439	297,407
Current portion of operating lease liability	404,056	416,042
Accrued expenses and other current liabilities	613,029	1,357,743
Total current liabilities	9,371,596	10,836,099

Other liabilities:
Note payable to Forward China (related party)	–	1,100,000
Operating lease liability, less current portion	2,429,726	2,833,782

Total liabilities	11,801,322	14,769,881

Commitments and contingencies(Note 12)

Shareholders’ equity:
Series A-1 Convertible Preferred Stock, par value $0.01 per share; stated value of $1,000 per share; 2,700 shares authorized, 2,200 and 0 shares issued and outstanding at September 30, 2024 and 2023, respectively (liquidation preference of $2,200,000)	2,200,000	–
Common stock, 40,000,000 shares authorized; par value $0.01 per share; 1,101,069 shares issued and outstanding at September 30, 2024 and 2023	11,011	11,011
Additional paid-in capital	20,393,163	20,291,803
Accumulated deficit	(19,637,140)	(17,686,553)

Total shareholders’ equity	2,967,034	2,616,261

Total liabilities and shareholders’ equity	$14,768,356	$17,386,142

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2024	2023

Revenues, net	$29,613,438	$36,062,794
Revenues, net - related party	581,845	625,513
Total revenues, net	30,195,283	36,688,307
Cost of sales	14,807,116	15,549,013
Cost of sales - related party	9,179,577	12,774,809
Total cost of sales	23,986,693	28,323,822
Gross profit	6,208,590	8,364,485

Sales and marketing expenses	1,424,829	1,663,791
General and administrative expenses	6,516,246	6,541,036
Goodwill impairment	200,000	–

Operating (loss) / income	(1,932,485)	159,658

Fair value adjustment of earnout consideration	–	(70,000)
Interest income	(78,863)	(23,188)
Interest expense - related party	62,662	104,201
Other expense / (income), net	8,316	(30,019)
(Loss) / income from continuing operations before income taxes	(1,924,600)	178,664

Provision for income taxes	22,947	20,006
(Loss) / income from continuing operations	(1,947,547)	158,658
Loss from discontinued operations, net of tax	(3,040)	(3,895,315)
Net loss	$(1,950,587)	$(3,736,657)

Basic loss per share :
Basic (loss) / income per share from continuing operations	(1.77)	0.14
Basic loss per share from discontinued operations	(0.00)	(3.53)
Basic loss per share	(1.77)	(3.39)

Diluted loss per share:
Diluted (loss) / income per share from continuing operations	(1.77)	0.14
Diluted loss per share from discontinued operations	(0.00)	(3.53)
Diluted loss per share	(1.77)	(3.39)

Weighted average common shares outstanding:
Basic	1,101,069	1,101,069
Diluted	1,101,069	1,101,069

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Fiscal Year Ended September 30, 2024
	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023, unadjusted	–	$–	10,061,185	$100,612	$20,202,202	$(17,686,553)	$2,616,261
Adjustment for reverse stock split 1-for-10, effective June 18, 2024			(8,960,116)	(89,601)	89,601	–	–
Balance at September 30, 2023, as adjusted	–	–	1,101,069	11,011	20,291,803	(17,686,553)	2,616,261

Share-based compensation	–	–	–	–	101,360	–	101,360
Net loss	–	–	–	–	–	(1,950,587)	(1,950,587)
Preferred Stock issued in connection with conversion of accounts payable to Forward China	2,200	2,200,000	–	–	–	–	2,200,000

Balance at September 30, 2024	2,200	$2,200,000	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034

	For the Fiscal Year Ended September 30, 2023
	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2022, unadjusted	–	$–	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427
Adjustment for reverse stock split 1-for-10, effective June 18, 2024			(8,960,116)	(89,601)	89,601	–	–
Balance at September 30, 2022, as adjusted	–	–	1,101,069	11,011	20,205,312	(13,949,896)	6,266,427

Share-based compensation	–	–	–	–	86,491	–	86,491
Net loss	–	–	–	–	–	(3,736,657)	(3,736,657)

Balance at September 30, 2023	–	$–	1,101,069	$11,011	$20,291,803	$(17,686,553)	$2,616,261

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(1,950,587)	$(3,736,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	101,360	86,491
Depreciation and amortization	332,660	315,940
Credit loss expense	19,505	78,786
Change in fair value of earn-out consideration	–	(70,000)
Goodwill impairment	200,000	–
Changes in operating assets and liabilities:
Accounts receivable	1,340,241	495,102
Accounts receivable (related party)	(96,487)	–
Inventories	(155,612)	316,469
Discontinued assets held for sale	508,077	2,642,100
Prepaid expenses and other current assets	(47,728)	39,093
Other assets	(3,951)	–
Accounts payable	(389,832)	250,732
Due to Forward China (related party)	1,179,997	532,135
Deferred income	102,032	(141,471)
Net changes in operating lease liabilities	12,161	28,471
Accrued expenses and other current liabilities	(744,714)	203,837
Net cash provided by operating activities	407,122	1,041,028

Investing Activities:
Purchases of property and equipment	(65,154)	(136,082)
Net cash used in investing activities	(65,154)	(136,082)

Financing Activities:
Repayment of note payable to Forward China (related party)	(500,000)	(300,000)
Net cash used in financing activities	(500,000)	(300,000)

Net (decrease) / increase in cash	(158,032)	604,946
Cash at beginning of year	3,180,468	2,575,522
Cash at end of year	$3,022,436	$3,180,468

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62,662	$104,201
Cash paid for taxes	$7,069	$10,271
Supplemental Disclosures of Non-Cash Information:
Conversion of accounts payable to convertible preferred stock	$2,200,000	$–

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

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment is presented as discontinued assets held for sale on the balance sheet at September 30, 2023. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit and working capital of $19,637,000 and $273,000, respectively, at September 30, 2024, a net loss of $1,951,000 in Fiscal 2024 and a cash balance of approximately $2,300,000 at November 30, 2024.

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

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch program, on which we were working.  We expect this to cause a material decrease in our revenues beginning with the second quarter of Fiscal 2025. Based on our forecasted cash flows, we believe our existing cash balance and working capital will not be sufficient to meet our liquidity needs through December 31, 2025, 12 months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

Management plans to initiate cost reduction measures in Fiscal 2025 to mitigate the impact of the loss of our largest customer, including a reduction in force which was communicated in December 2024. These plans will be evaluated and adjusted as deemed necessary based on the ongoing needs of the business. Management also plans to seek flexibility on payment terms for ongoing purchases from Forward China and attempt to obtain debt or equity financing to fund its ongoing operations. However, there are no current agreements or understanding with regard to the form, time or amount of such financing and there is no assurance that any financing can be obtained, that Forward China will grant any flexibility on payment terms or that our cost reduction efforts will be sufficient to enable the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern. Such adjustments could be material.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward Industries (IN), Inc. (“Forward US”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”), and Kablooe, Inc. (“Kablooe”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event such as an overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. See Note 4.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at September 30, 2024 or 2023.

Cash

The Company maintains cash deposits and a money market account in banks with financial institutions in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2024 and 2023, there were deposits totaling $2,334,000 (which includes $245,000 in a foreign bank) and $2,565,000 (which includes $358,000 in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($4,460,000 and $6,949,000 at September 30, 2024 and 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for credit losses which is recorded as a reduction to accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At September 30, 2024 and 2023, the Company had no allowances for credit losses for the OEM distribution segment, allowances for credit losses of $0 and $185,000, respectively, for the discontinued retail distribution segment and $27,000 and $771,000, respectively, for the design segment.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right-to-use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right-of-use assets and financing lease assets are a component of property and equipment on the consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the consolidated balance sheets.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2024, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The OEM distribution segment had no contract liabilities at September 30, 2024, 2023 or 2022.

Discontinued Retail Distribution Segment

The retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue was recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods was transferred to the retailer, which generally occured upon shipment to the end customer. Other than product delivery, the retail distribution segment did not typically have other deliverables or performance obligations associated with its products. Revenue was measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company received consideration before achieving the criteria previously mentioned, it recorded a contract liability, which was classified as a component of deferred income in the accompanying consolidated balance sheets. The retail distribution segment had no contract liabilities at September 30, 2024, 2023 or 2022. The results of operations of the retail segment are reported as discontinued operations for Fiscal 2024 and Fiscal 2023 (see Note 3).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. The design segment had contract assets of $1,273,000, $976,000 and $609,000 at September 30, 2024, 2023 and 2022, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities of $399,000, $297,000 and $439,000 at September 30, 2024, 2023 and 2022, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of sales.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other income or expense in the accompanying consolidated statements of operations. The approximate net gains (losses) from foreign currency transactions were $8,000 and $2,000 in Fiscal 2024 and Fiscal 2023, respectively.

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

The carrying amounts of cash, accounts receivable (including accounts receivable from related party), accounts payable, due to Forward China, and the Note payable to Forward China approximate fair value due their short-term maturities.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes - Improvements to Income Tax Disclosures", requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires expanded segment reporting and disclosure and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of Fiscal 2024 with no material impact on its consolidated financial statements.

NOTE 3         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory as of September 30, 2024, and collected all remaining retail accounts receivable by the end of Fiscal 2024. As of September 30, 2024, the retail segment was fully discontinued, and we expect to have no further significant involvement in this segment. The Retail Exit is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The inventory of the retail segment meets the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our consolidated balance sheet as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the consolidated statements of operations for the years ended September 30, 2024 and 2023.

The total amount related to the retail segment included in Due to Forward China on the consolidated balance sheets was approximately $641,000 and $1,002,000 at September 30, 2024 and 2023, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of the “Net loss from discontinued operations, net of tax” in our consolidated statements of operations.

	For the Fiscal Years Ended September 30,
	2024	2023

Revenues, net	$757,000	$4,333,000
Cost of sales	468,000	5,285,000
Gross profit	289,000	(952,000)

Sales and marketing expenses	225,000	1,211,000
General and administrative expenses	67,000	27,000

Loss from operations	(3,000)	(2,190,000)

Loss on classification as held for sale	–	1,705,000
Loss from discontinued operations, net of tax	$(3,000)	$(3,895,000)

At September 30, 2023, discontinued assets held for sale of $508,000 consisted of the net inventory of the retail segment. This number includes an allowance of $1,464,000 to reduce excess or otherwise unsellable inventory to its estimated net realizable value.

There was no depreciation, amortization, investing or financing cash flow activities, or other significant noncash operating cash flow activities for the retail segment in Fiscal 2024 or Fiscal 2023.

NOTE 4         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2024			September 30, 2023
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(242,000)	(1,053,000)	(1,295,000)	(203,000)	(879,000)	(1,082,000)
Net carrying amount	$343,000	$337,000	$680,000	$382,000	$511,000	$893,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. During Fiscal 2024 and Fiscal 2023, the Company recorded amortization expense related to intangible assets of $213,000, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2024, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Fiscal 2025	$213,000
Fiscal 2026	121,000
Fiscal 2027	81,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Thereafter	148,000
Total	$680,000

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

Due to historical losses of the Kablooe reporting unit, the Company elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Kablooe reporting unit at September 30, 2024. Using an income approach methodology, the fair value of the Kablooe reporting unit was estimated with a discounted cash flow analysis incorporating variables categorized within level 3 of the fair value hierarchy such as projected revenues, growth rate and discount rate. This quantitative testing indicated the carrying amount of the Kablooe reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $200,000 in fiscal 2024, primarily driven by a reduction in the expected future performance of the Kablooe reporting unit.

The Company performed the annual goodwill impairment test for Fiscal 2023 and determined there was no impairment.

Below is the rollforward of goodwill for the design segment, the only reportable segment with goodwill:

Balance at September 30, 2023	$1,759,000

Impairment of Kablooe reporting unit	(200,000)

Balance September 30, 2024	$1,559,000

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2024	2023
Computer hardware and software	$505,000	$502,000
Furniture and fixtures	48,000	67,000
Equipment	83,000	171,000
Property and equipment, cost	636,000	740,000
Less accumulated depreciation and amortization	(417,000)	(466,000)
Property and equipment, net	$219,000	$274,000

Depreciation expense was $120,000 and $103,000 for Fiscal 2024 and Fiscal 2023, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6         FAIR VALUE MEASUREMENTS - EARNOUT

The acquisition of Kablooe provides annual contingent earnout payments based on results of operations through August 2025. The fair value of this earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with the following inputs and assumptions, which are categorized within level 3 of the fair value hierarchy:

	September 30,
	2024	2023
Volatility	40%	40%
Risk-free interest rate	3.6%	4.9%-5.3%
Expected term in years	0.5	0.4 - 1.4
Dividend yield	–	–

In Fiscal 2023, the Company reduced this liability from $70,000 to $0 based on changes in the expected likelihood of Kablooe reaching the specified earnings targets. In Fiscal 2024, there were no changes to the total fair value of this earnout liability.

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2024 and 2023 are as follows:

	September 30,
	2024	2023
Accrued commissions/bonuses	$132,000	$872,000
Paid time off	284,000	285,000
Other	197,000	201,000
Total	$613,000	$1,358,000

NOTE 8        SHAREHOLDERS’ EQUITY

Reverse Stock Split

The Company’s shareholders authorized, and the Board of Directors approved a 1-for-10 reverse stock split, which became effective on June 18, 2024. Any fractional shares that would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share. Accordingly, all references made to shares, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not change the par value of the common stock nor the authorized number of shares of common stock or any series of preferred stock.

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) (collectively, with the Minimum Bid Price Rule, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the Accounts Payable Conversion Agreement (described in Note 14), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company is subject to a Nasdaq “Panel Monitor” which provides for in the event the Company fails to satisfy the Stockholders’ Equity Rule (not the Minimum Bid Price Rule) during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period. We can provide no assurance that if the Company falls below the Stockholders’ Equity Rule requirement during this period that the Company will be able to maintain its Nasdaq listing.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of Series A preferred stock issued or outstanding at September 30, 2024 or 2023.

In connection with the Conversion Agreements with Forward China (see Note 14), the Company filed two Certificates of Amendment to the Certificate of Incorporation (the “COD”) designating 2,700 shares of Series A-1 Convertible Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”).

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

Warrants

At September 30, 2024, the Company had 7,500 warrants outstanding and exercisable, which have an exercise price of $17.50 per share and an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the Securities and Exchange Commission.

NOTE 9         SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorizes 1,291,000 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan include 1,000,000 new shares and 291,000 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years. At September 30, 2024, there were 1,243,000 shares of common stock available for grants under the 2021 Plan.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2024	Fiscal 2023
Expected term (years)	3.00	2.75
Expected volatility	66.4%	69.0%
Risk free interest rate	4.83%	4.31%
Expected dividends	–	–

In Fiscal 2024, the Company granted options to three of its non-employee directors to purchase an aggregate of 33,243 shares of its common stock at an exercise price of $7.60 per share. The options vest one year from the date of grant, expire five years from the date of grant and 11,081 were forfeited prior to vesting. The options have a weighted average grant-date fair value of $3.60 per share and an aggregate grant-date fair value of $120,000, which will be recognized, net of forfeitures, ratably over the vesting period.

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

The Company recognized compensation expense for stock option awards of $101,000 and $86,000 during Fiscal 2024 and Fiscal 2023, respectively, which was recorded as a component of general and administrative expenses in its consolidated statements of operations.

No options were exercised during Fiscal 2024 and Fiscal 2023.

At September 30, 2024, there were no material amounts of unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes stock option activity during Fiscal 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at September 30, 2023	92,000	$14.31
Granted	33,000	$7.60
Forfeited	(11,000)	$7.60
Expired	(33,000)	$15.12
Outstanding at September 30, 2024	81,000	$12.15	2.5	$–

Exercisable at September 30, 2024	59,000	$13.86	2.0	$–

Options outstanding at September 30, 2024 have an exercise price between $7.60 and $23.90 per share.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES

The following table summarizes the Company’s consolidated provision from continuing operations for U.S. federal, state and foreign taxes on income:

	Fiscal 2024	Fiscal 2023
Current:
Federal	$–	$–
State	23,000	20,000
Foreign	–	–

Deferred:
Federal	(141,000)	112,000
State	(71,000)	(244,000)
Foreign	(16,000)	(39,000)
	(205,000)	(151,000)
Change in valuation allowance	228,000	171,000
Income tax provision	$23,000	$20,000

The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year.

The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2024	2023
Deferred tax assets
Net operating losses	$3,586,000	$2,976,000
Share-based compensation	269,000	242,000
AMT & other tax credits	–	5,000
Excess tax over book basis in inventory	–	18,000
Reserves and other allowances	388,000	893,000
Lease liability	702,000	794,000
Accrued compensation	32,000	101,000
Accrued related party interest	5,000	5,000
Charitable contributions	1,000	1,000
Interest expense limitation	82,000	46,000
Total deferred tax assets	5,065,000	5,081,000

Deferred tax liabilities
Depreciation	(11,000)	(9,000)
Prepaid expenses	(41,000)	(88,000)
Intangible assets	(64,000)	(145,000)
Operating lease right-of-use assets	(642,000)	(737,000)
Total deferred tax liabilities	(758,000)	(979,000)
Valuation allowance	(4,307,000)	(4,102,000)
Net deferred tax assets	$–	$–

The Company recorded a provision for income taxes which includes net expense of $23,000 and $20,000 in Fiscal 2024 and Fiscal 2023, respectively, primarily for state income tax expenses in states where net operating loss carryforwards (“NOLs”) were not available.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2024, the Company had available NOLs for U.S. federal income tax purposes of $13,012,000 and NOLs for state income tax purposes of $7,425,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset of $2,732,000 with respect to U.S. federal income taxes and $516,000 for state income taxes. In addition, at September 30, 2024, the Company had available NOLs for foreign income tax purposes of $1,975,000, resulting in a deferred tax asset of $338,000, expiring through 2028. Total net deferred tax assets, before valuation allowance, were $4,307,000 and $4,102,000 at September 30, 2024 and 2023, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested; therefore, in accordance with U.S. GAAP, no provision for U.S. federal or state income taxes would result. In Fiscal 2024, Forward Switzerland had a net loss for tax purposes of $96,000 and Forward UK had a net loss for tax purposes of $41,000.

At September 30, 2024, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company’s cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except with respect to the U.S. federal income taxes in the event the Company elects to effect repatriation of certain foreign source income of Forward Switzerland, which income is currently considered to be permanently reinvested and for which no U.S. tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2024 and 2023, the valuation allowance was $4,307,000 and $4,102,000, respectively. The change in the valuation allowance of $205,000 is comprised of a $228,000 increase from continuing operations and a $23,000 decrease from discontinued operations. In the future, the utilization of the Company’s NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2024		Fiscal 2023
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	2.1%		3.9%
Foreign rate differential	0.7%		(9.2%	)
Tax return to provision adjustments	(14.3%	)	(94.6%	)
Effect of state tax rate change	1.9%		(8.5%	)
Change in valuation allowance	(12.6%	)	95.7%
Permanent differences	(0.1%	)	2.9%

Effective tax rate	(1.3%	)	11.2%

At September 30, 2024 and 2023, the Company had no uncertain tax positions or related interest or penalties requiring accrual. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2021, are closed to federal and state examination.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11        EARNINGS PER SHARE

Basic earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, and the conversion of preferred stock, using the if-converted method. A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Fiscal Years Ended
	September 30,
	2024	2023
Numerator:
(Loss) / income from continuing operations	$(1,948,000)	$159,000
Loss from discontinued operations, net of tax	(3,000)	(3,895,000)
Net loss	$(1,951,000)	$(3,736,000)

Denominator:
Weighted average common shares outstanding	1,101,000	1,101,000
Dilutive common share equivalents	–	–
Weighted average dilutive shares outstanding	1,101,000	1,101,000

Basic loss per share :
Basic (loss) / earnings per share from continuing operations	$(1.77)	$0.14
Basic loss per share from discontinued operations	(0.00)	(3.53)
Basic loss per share	$(1.77)	$(3.39)

Diluted loss per share:
Diluted (loss) / earnings per share from continuing operations	$(1.77)	$0.14
Diluted loss per share from discontinued operations	(0.00)	(3.53)
Diluted loss per share	$(1.77)	$(3.39)

The following securities were excluded from the calculation of diluted earnings per share in Fiscal 2024 and Fiscal 2023 because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended
	September 30,
	2024	2023
Options	81,400	92,300
Warrants	7,500	7,500
Total potentially dilutive shares	88,900	99,800

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12        COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into an agreement (the “Representation Agreement”) whereby, among other things, the European logistics provider agreed to act as Forward Switzerland’s fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, Forward Switzerland agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on its behalf.

In February 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $84,000 at September 30, 2024) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company’s revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but it renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $245,000 at September 30, 2024). At September 30, 2024, the Company had not incurred a liability in connection with this guarantee.

Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

NOTE 13      LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Total operating lease expense in Fiscal 2024 was $619,000, of which $15,000 was recorded in sales and marketing expenses and $604,000 was recorded in general and administrative expenses on the consolidated statements of operations. Total operating lease expense in Fiscal 2023 was $621,000, of which $3,000 was recorded in sales and marketing expenses and $618,000 was recorded in general and administrative expenses on the consolidated statements of operations. Cash paid for amounts included in operating lease liabilities in Fiscal 2024 and Fiscal 2023, which have been included in cash flows from operating activities, was $592,000 and $575,000, respectively.

At September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 6.9 years and a weighted average discount rate of 5.8%.

Future minimum payments under non-cancellable operating leases are as follows:

Fiscal 2025	$556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Thereafter	1,111,000
Total future minimum lease payments	3,464,000
Less imputed interest	(630,000)
Present value of lease liabilities	2,834,000
Less current portion of lease liabilities	(404,000)
Long-term portion of lease liabilities	$2,430,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14       RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and through March 2023 paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Considering the loss of a significant OEM distribution customer (see Note 16), effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. Due to the Retail Exit and decline in the OEM distribution segment business, the new sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers.

Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $891,000 and $1,266,000 during Fiscal 2024 and Fiscal 2023, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China of $7,862,000 and $12,799,000 during Fiscal 2024 and Fiscal 2023, respectively.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer of the Company bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. No commissions were recognized in Fiscal 2024 and Fiscal 2023.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At September 30, 2024, the remaining balance covered by this agreement was approximately $4,881,000.

During Fiscal 2023, as a result of the Retail Exit, the Company recognized a loss of approximately $1,021,000 relating to the termination of unfulfilled purchase orders with Forward China for retail products (see Note 3).

Accounts Payable Conversion Agreement

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into two separate agreements with Forward China (the “Conversion Agreements”), which were effective in July and September of 2024, to convert portions of amounts Due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, Forward China agreed to convert $2,200,000 of the Due to Forward China payable into 2,200 shares of the Company’s newly designated Series A-1 convertible preferred stock with a stated value of $1,000 per share (see Note 8).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $63,000 and $104,000 in Fiscal 2024 and Fiscal 2023, respectively. At September 30, 2024, the maturity date of this note was December 31, 2024. In October 2024, the maturity date of this note was extended to June 30, 2025. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $500,000 and $300,000 on this note during Fiscal 2024 and Fiscal 2023, respectively, and this note has a remaining balance of $600,000 at September 30, 2024.

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which was sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”) a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $380,000 and $2,058,000 in Fiscal 2024 and Fiscal 2023, respectively. Due to the Retail Exit, these revenues are included in the loss from discontinued operations for Fiscal 2024 and Fiscal 2023.

The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement was effective until August 31, 2023 and was extended on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $20,000 and $127,000 for Fiscal 2024 and Fiscal 2023, respectively. Due to the Retail Exit, these costs are included in the loss from discontinued operations for Fiscal 2024 and Fiscal 2023. The Company had accounts payable to Justwise of $0 and $10,000 at September 30, 2024 and 2023, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenues from this customer of $523,000 and $626,000 in Fiscal 2024 and Fiscal 2023, respectively. The Company had accounts receivable of $96,000 and $0 from this customer at September 30, 2024 and 2023, respectively.

NOTE 15        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax and/or after-tax contributions of a portion of their salary in amounts subject to Internal Revenue Service limitations. The Company made immediately vested contributions based on a percentage of the employee’s salary of $442,000 during Fiscal 2024, of which $341,000 was recorded to cost of sales, $24,000 was recorded to sales and marketing expense and $77,000 was recorded to general and administrative expense on the consolidated statement of operations. The Company made immediately vested contributions based on a percentage of the employee’s salary of $426,000 during Fiscal 2023, of which $310,000 was recorded to cost of sales, $25,000 was recorded to sales and marketing expense and $91,000 was recorded to general and administrative expense on the consolidated statement of operations.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information by segment and related reconciliations are shown in tables below:

	Revenues
	Fiscal 2024	Fiscal 2023
OEM distribution	$10,204,000	$14,002,000
Design	19,991,000	22,686,000
Total segment revenues	$30,195,000	$36,688,000

	Operating Income/(Loss)
	Fiscal 2024	Fiscal 2023
OEM distribution	$369,000	$440,000
Design	26,000	2,182,000
Total segment operating income	395,000	2,622,000
General corporate expenses	(2,327,000)	(2,462,000)

Operating (loss)/income from continuing operations before income taxes	(1,932,000)	160,000
Other income, net	(7,000)	(19,000)
(Loss)/income from continuing operations before income taxes	$(1,925,000)	$179,000

	Depreciation and Amortization
	Fiscal 2024	Fiscal 2023
OEM distribution	$4,000	$4,000
Design	329,000	312,000
Total	$333,000	$316,000

	Segment Assets
	September 30,
	2024	2023
OEM distribution	$2,614,000	$2,478,000
Design	5,820,000	6,721,000
Total segment assets	8,434,000	9,199,000
General corporate assets	6,334,000	6,924,000
Discontinued assets held for sale	–	508,000
Other assets of discontinued retail segment	–	755,000
Total assets	$14,768,000	$17,386,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Concentrations

The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets, all of which are located in the United States. The following table sets forth our consolidated net revenues by country for Fiscal 2024 and Fiscal 2023:

	Revenues
	Fiscal 2024	Fiscal 2023
United States	$23,593,000	$27,116,000
Poland	2,797,000	1,275,000
Germany	1,276,000	3,000,000
China	435,000	3,443,000
Other foreign countries	2,094,000	1,854,000
Total	$30,195,000	$36,688,000

Customer Concentrations

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenue from one of these customers or their affiliates or contract manufacturers represented 13.0% and 11.2% of the Company’s consolidated net revenues in Fiscal 2024 and Fiscal 2023, respectively.

The Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 25.2% and 27.9% of the Company’s consolidated net revenues in Fiscal 2024 and Fiscal 2023, respectively. In December 2024, our largest design customer notified the Company of its plan to discontinue their insulin patch program, on which the Company was working. We expect this to cause a material decrease in our revenues beginning with the second quarter of fiscal 2025. We are currently working on cost reduction efforts to mitigate the reduction in revenue, including a reduction in force which was communicated in December 2024. See Note 1.

The Company had customers in the OEM distribution segment whose accounts receivable balances accounted for 10% or more of the Company’s consolidated accounts receivable. One customer or its affiliate or contract manufacturer represented 14.5% and 12.0% of the Company’s consolidated accounts receivable at September 30, 2024 and 2023, respectively.

At September 30, 2024, the Company had one customer in the design segment whose accounts receivable balances accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 19.0% and 31.1% of the Company’s consolidated accounts receivable at September 30, 2024 and 2023, respectively.

Supplier Concentration

The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China (see Note 14). Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces.

