Form 10-K/A
period 2024-09-30
Forward Industries, Inc.
filed 2025-01-17
CIK 38264

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒   No

As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,800,000 based on the closing price as reported on the Nasdaq Stock Market.

There were 1,101,069 shares of the registrant’s common stock outstanding as of December 6, 2024.

Audit Firm Id	Auditor Name	Auditor Location
596	CohnReznick LLP	Melville, NY

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “Original Form 10-K”), as filed with of the Securities and Exchange Commission (“SEC”) on December 27, 2024, solely to include the information required by and not included in Part III of the Original Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2024. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment.

ii

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

The following table represents our Board of Directors as of January 17, 2025:

Name	Age	Appointed
Sangita Shah	58	February 2015
Sharon Hrynkow	64	February 2022
Terence Wise	77	February 2012

Director Biographies

Sangita Shah. Ms. Shah currently serves as director and owner of Odyssean Enterprises Limited, a private advisory and investment company, in addition to serving as non-executive chairman of Kinovo PLC, a leading UK provider of specialist property services centered on safety and regulatory compliance and non-executive chairman of RA International PLC, a leading provider of services to remote locations in Africa and the Middle East. Ms. Shah is lead director of Inspired PLC, UK's leading energy and sustainability advisor. Ms. Shah also serves as a board director of Quoted Companies Alliance which represents over 90% of small and midsized market cap FTSE companies. Ms. Shah previously worked in seed/mezzanine financing and strategic investments within the environmental and technology sectors following a number of senior roles held at KPMG and Ernst & Young, Unilever and Mars. Ms. Shah was selected as a director for her board and accounting experience, and she also serves as our Lead Director.

Sharon Hrynkow. Dr. Sharon Hrynkow is Founder and President of Life Science Works, a professional services and consulting group dedicated to helping entrepreneurs commercialize innovative technologies and secure non-dilutive funding,  Prior roles include Chief Scientific Officer and Senior VP for Medical Affairs at Cyclo Therapeutics (Nasdaq: CYTH) where she launched and led its drug development programs (2015 to 2022); a range of senior executive positions in global health and global science at the National Institutes of Health and Department of State (1992 – 2012); and, as inaugural president of the Global Virus Network, a non-profit group working to combat the spread of viral disease (2012 – 2015).  Dr. Hrynkow is an elected member of the Council on Foreign Relations and an elected Fellow of the American Association for the Advancement of Science. She advises a range of non-profit organizations on science and health matters, including the National Academies of Sciences, Engineering and Medicine, and has served as an appointee to the President’s Council of Advisors on Science and Technology. Dr. Hrynkow was selected as a director for her organizational leadership and management expertise as well as her global scientific networking experience.

Terence Wise. Mr. Wise was appointed as the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors since July 2015. Mr. Wise serves as principal and Chairman of The Justwise Group Limited (“Justwise”) which he founded in 1977. Mr. Wise also serves as a principal and owner of Forward Industries Asia-Pacific Corporation (“Forward China”), a buying and supplier agent in the Asia-Pacific region and has significant shareholding in one furniture manufacturing plant in China. See Item 13, “Certain Relationships and Related Transactions and Director Independence.” Mr. Wise was selected as a director for his extensive experience in the Asian markets.

Executive Officers of Forward Industries, Inc.

Name	Age	Position	Appointed
Terence Wise	77	Chief Executive Officer	July 2015
Kathleen Weisberg	54	Chief Financial Officer	July 2023

See above for Mr. Terence Wise’s biography.

Kathleen Weisberg. Ms. Weisberg was appointed the Company’s Chief Financial Officer effective July 1, 2023. Prior to her appointment as Chief Financial Officer, Ms. Weisberg served as the Company’s Corporate Controller from June 2020 to June 2023. From June 2017 to June 2020, Ms. Weisberg served as the Controller for Jungle Bob Enterprises, Inc., a reptile and aquarium product company. From December 2003 to March 2010, Ms. Weisberg served as the Senior Manager for SEC Reporting at WW International, Inc., formerly Weight Watchers International, Inc. From October 1998 to November 2003, Ms. Weisberg served as Senior Auditor and Corporate Accounting Manager for Symbol Technologies, Inc., a manufacturer and supplier of mobile data capture and delivery equipment. From January 1992 to October 1998, Ms. Weisberg was an auditor at Ernst & Young LLP.

Executive Officers of Subsidiaries

Name	Age	Current Position	Appointed
Paul Severino	65	President of IPS	2022
Tom KraMer	59	Chief Executive Officer of Kablooe, Inc.	2020
Robert Wild	54	Chief Executive Officer of IPS	2025

Paul Severino. Mr. Severino served as the Chief Operating Officer of Intelligent Product Solutions, Inc. (“IPS”) since co-founding it in 2007 until January 1, 2022 when he was appointed President of IPS.

Tom KraMer. Mr. KraMer has served as the President and Chief Executive Officer of Kablooe, Inc. since the Company’s acquisition of the assets of Kablooe Design, Inc. in August 2020. Prior to that, Mr. KraMer served as the Chief Executive Officer of Kablooe Design, Inc. and has been with the company since it was founded in 1991.

Robert Wild. Mr. Wild has served as the Chief Operating Officer of IPS since January 1, 2022. Prior to that Mr. Wild served as the Senior Vice President of IPS. Effective January 1, 2025, Mr. Wild was appointed as Chief Executive Officer of IPS.

There are no family relationships between any of the executive officers and directors. Our Bylaws require that each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected. See Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of Forward and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Forward. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board delegates various responsibilities and authority to different Board committees (“Board Committees”). The Board and the Board’s committees (“Committees”) meet throughout the year and act by written consent from time-to-time as appropriate. Committees regularly report on their activities and actions to the Board.

The Board currently has and appoints the members of the Audit and Risk Committee (the “Audit Committee”), the Compensation Committee and the Nominating and Governance Committee. Each of these Committees has a written charter which may be accessed through Forward’s website at: https://www.forwardindustries.com/investors/governance/.

The following table identifies the independent and non-independent Board and Committee members:

Name	Independent	Audit and Risk	Compensation	Nominating and Governance
Sangita Shah	×	Chair	×	×
Sharon Hrynkow	×	×	Chair	Chair
Terence Wise
Number of Meetings Held		4	3	3

There were 4 Board meetings held in fiscal 2024. All of the directors attended over 75% of the applicable Board and Committee meetings held in fiscal 2024. The Company does not have a policy regarding Board members attending annual meetings.

Director Independence

Our Board has determined that Sangita Shah and Sharon Hrynkow are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that because of being employed as an executive officer and the transactions described under Item 13, “Certain Relationships and Related Transactions and Director Independence,” Mr. Wise was not independent under the Nasdaq Listing Rules.

Our Board has also determined that Sangita Shah and Sharon Hrynkow are independent under the Nasdaq Listing Rules independence standards for Audit Committee members and Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee reviews our financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

Audit Committee Financial Expert

Our Board has determined that Ms. Shah is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the Securities and Exchange Commission (the “SEC”) and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to make recommendations to the Board concerning Board and committee compensation. The Compensation Committee is also responsible for oversight of our overall compensation plans and benefit programs, as well as the approval of all employment, severance and change of control agreements and plans applicable to our executive officers. The Compensation Committee is also responsible for determining the compensation of and compensation structure for all of the Company’s executive officers. The Compensation Committee reviews and approves equity-based compensation grants to our officers, directors, employees and consultants in accordance with the Company’s equity incentive plans.

Nominating and Governance Committee

The responsibilities of the Nominating and Governance Committee include the identification of individuals qualified to become Board members, establishing the procedures for the nomination process and the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, oversight of possible conflicts of interests involving the Board and its members, developing policies and procedures for related party transactions, developing corporate governance principles, and the oversight of the evaluations of the Board and management specifically with respect to Corporate Governance. The Nominating and Governance Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Nominating and Governance Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our board members, as well as a particular nominee’s contribution to that mix. Although there are many other factors, the Board seeks individuals with experience in the sourcing industry and Asian markets, sales and marketing, legal and accounting skills and board experience. The Board and the Nominating and Governance Committee also seek individuals with diversity of race, ethnicity and gender.

Board Leadership Structure

Our Board has determined that its current structure, with combined Chairman and Chief Executive Officer roles and an independent Lead Director (Sangita Shah), is in the best interests of Forward and its shareholders at this time. A number of factors support the leadership structure chosen by the Board, including, among others:

•	The Chief Executive Officer is intimately involved in the day-to-day operations of Forward and is best positioned to elevate the most critical business issues for consideration by the Board.
•	The Board believes that having the Chief Executive Officer serve in both capacities allows him to more effectively execute Forward’s strategic initiatives and business plans and confront its challenges. A combined Chairman and Chief Executive Officer structure provides us with decisive and effective leadership with clearer accountability to our shareholders. The combined role is both counterbalanced and enhanced by the effective oversight and independence of our Board and the independent leadership provided by our Lead Director. The Board believes that the appointment of a strong independent Lead Director and the use of regular executive sessions of the non-management directors, along with the Boards strong committee system, allow it to maintain effective oversight of management.

Role of Board in Risk Oversight

Our risk management function is overseen by our Board. Our management keeps the Board apprised of material risks and provides directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Terence Wise, as our Chief Executive Officer and Chairman of the Board, and Kathleen Weisberg, our Chief Financial Officer, work closely together with the Board, the Audit Committee and our Lead Director (who is also a member and Chair of the Audit Committee), on how to best address identified risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are: (i) maintaining liquidity sufficient to fund our current operations, (ii) maintaining compliance with Nasdaq listing requirements and (iii) obtaining additional customers.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure, and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics may be accessed at https://forwardindustries.com/investors/governance.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shoring transactions.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Forward Industries, Inc., 700 Veterans Memorial Highway, Suite 100, Hauppauge, New York 11788, Attention: Corporate Secretary, or by facsimile (631) 676-7748. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended September 30, 2024.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Directors Table 2024

In fiscal 2024, our non-employee directors were compensated for as follows:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)(1)	Non-Equity Incentive Plan ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(j)
Sangita Shah	60,000	–	40,000	–	–	–	100,000
Sharon Hrynkow	45,000	–	40,000	–	–	–	85,000
James Ziglar (2)	30,000	–	40,000	–	–	–	70,000

_______________________

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.
(2)	Mr. Ziglar resigned as a director in February 2024. These options were forfeited upon his resignation.

Executive Compensation

The following information is related to the compensation earned in fiscal 2024 and 2023 by all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “Named Executive Officers” or “NEOs”.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)(2)	Stock Awards ($)(e)	Option Awards ($)(f)	All other Compensation ($)(i)(3)	Total ($)(j)
Terence Wise	2024	240,750	–	–	–	12,000	252,750
Chief Executive Officer	2023	325,000	–	–	–	12,000	337,000

Paul Severino	2024	285,000	8,222	–	–	28,470	321,692
Executive Officer of IPS	2023	278,750	63,397	–	–	28,118	370,264

Robert Wild	2024	286,250	8,222	–	–	20,733	315,205
Executive Officer of IPS	2023	271,250	60,118	–	–	20,043	351,411

Tom KraMer	2024	250,000	–	–	–	17,759	267,759
Executive Officer of Kablooe	2023	250,000	–	–	–	19,709	269,709

Kathleen Weisberg	2024	250,000	–	–	–	7,995	257,995
Chief Financial Officer	2023	62,500	–	–	–	1,999	64,499

_________________________

(1)	Mr. Wise’s salary includes $1,000 per month for a total of $12,000 in lieu of reimbursement for company expenses. Ms. Weisberg was appointed Chief Financial Officer on July 1, 2023, and her salary is $250,000. Because of the date of Ms. Weisberg’s appointment, only three months compensation is disclosed for fiscal 2023 above.
(2)	Represents cash bonuses
(3)	All other compensation for:

a.	Mr. Wild primarily represents (i) $10,000 in reimbursements for auto and phone allowances and (ii) Company contributions to 401k plans of $10,238.
b.	Mr. Severino primarily represents (i) $18,000 of reimbursements for auto and phone allowances and (ii) Company contributions to 401k plans of $9,975.
c.	Mr. KraMer represents the Company’s contribution to a 401(k) plan of $7,799; and (ii) a benefits allowance of $9,960.

Named Executive Officer Employment Compensation Arrangements/Agreements

Terence Wise. Effective May 16, 2018, the Company and Terence Wise entered into a three-year Employment Agreement. Pursuant to his Employment Agreement, Mr. Wise received an annual base salary of $300,000. This Employment Agreement has expired. Mr. Wise is currently employed under an oral agreement on terms identical to his prior Employment Agreement. In November 2021, Mr. Wise’s base salary was increased to $325,000 per year, effective January 1, 2022. Mr. Wise is also paid $1,000 per month to cover various expenses in the performance of his duties as the Chairman and Chief Executive Officer of the Company. In December 2023, Mr. Wise agreed to a 25% reduction in his annual base salary for fiscal 2024.

Robert Wild. In connection with the acquisition of IPS, effective January 18, 2018, the Company entered into an at-will employment agreement with Robert Wild. Pursuant to his Employment Agreement, Mr. Wild was paid an annual base salary of $235,000. Mr. Wild’s base salary has since been increased to $290,000 per year. Mr. Wild receives an additional $10,000 per year for auto and cell phone allowance.

Paul Severino. In connection with the acquisition of IPS, effective January 18, 2018, the Company entered into a three-year employment agreement with Paul Severino. Under the employment Agreement, Mr. Severino received an annual base salary of $256,000 and $1,500 per month for auto and cell phone allowance. In May 2021, the Company entered into a one-year employment agreement (which extends on each one-year anniversary thereafter unless requisite notice is provided by either party), with Mr. Severino whereby he will be paid an annual base salary of $251,000 and will be eligible to receive cash bonuses and equity compensation based on performance milestones established by the Company’s Compensation Committee. No such performance metrics have been set by the Compensation Committee. In 2022, Mr. Severino’s annual base salary was increased to $275,000, which was effective July 1, 2022. Additionally, effective July 2023, Mr. Severino’s annual base salary was increased to $290,000. Effective September 1, 2024, Mr. Severino’s annual base salary was reduced to $230,000. Effective January 1, 2025, Mr. Severino’s annual base salary was reduced to $170,000.

Key Employee (Non-NEO under SEC Rules and Regulations)

Tom KraMer. In connection with the acquisition of Kablooe, effective August 17, 2020, the Company entered into a five-year employment agreement with Tom KraMer. Under the employment agreement, Mr. KraMer receives an annual base salary of $250,000 per year and is eligible to receive cash or equity bonuses based on fiscal year performance targets established by the Compensation Committee of the Company’s Board of Directors in its discretion. Under certain circumstances, Mr. KraMer would be entitled to receive six months base salary and other benefits if his employment agreement is terminated. Effective November 1, 2024, Mr. KraMer’s annual base salary was reduced to $225,000 per year.

Kathleen Weisberg. Effective July 1, 2023, the Company and Kathleen Weisberg, the Company’s Chief Financial Officer, entered into a three-year Employment Agreement. Pursuant to her Employment Agreement, Ms. Weisberg is paid an annual base salary of $250,000 and is eligible to earn a bonus based on certain fiscal targets and performance metrics set by the Compensation Committee of the Board in consultation with the Chief Executive Officer. No such targets or performance metrics have been set by the Compensation Committee. Ms. Weisberg has termination provisions substantially similar to the Named Executive Officers as described below.

Bonus

Each of the Named Executive Officers is entitled to receive discretionary bonuses at the discretion of the Compensation Committee.

Termination Provisions

Messrs. Wise and Severino would be entitled to receive six months base salary and other benefits if their respective employment agreement is terminated by the Company without cause or by the executive for good reason. Mr. Wild is entitled to any accrued but unpaid base salary and other benefits if his employment agreement is terminated without cause.

“Cause” under Messrs. Wise and Severino’s employment agreements generally means: (1) willful misconduct in connection with the performance of any of his duties; (2) willful failure, neglect or refusal to perform his duties or services under the employment agreement, which failure, neglect or refusal shall continue for a period of time after written notice has been given to the executive by or on behalf of the Board; and (3) the commission of, conviction of, or nolo contendere or guilty plea in connection with, a felony or a crime of moral turpitude. “Cause” under Mr. Wild’s employment agreement generally means: (1) dishonesty, illegal conduct, or gross misconduct; (2) any commission of embezzlement, misappropriation, or fraud; (3) the conviction of, plea of guilty, or nolo contendere to a felony or crime of moral turpitude; (4) willful and material failure to perform duties; (5) willful unauthorized disclosure of the Company’s confidential information; (6) the material breach of the employment agreement; and (7) the material failure to comply with the Company’s written policies or rules.

“Good reason” under Mr. Severino’s employment agreement generally means: (1) the assignment to the executive without his consent of duties materially inconsistent with such executive’s position; (2) any failure by the Company to perform any material obligation under, or its breach of a material provision of, the employment agreement; or (3) the failure of a successor company to expressly assume the respective executive’s employment agreement. “Good Reason” under Mr. Wise’s employment agreement generally means (1) the assignment to the executive without his consent of duties materially inconsistent with such executive’s position; (2) a decrease in annual salary rate, other than an across the board decrease in salary applicable to all senior executive of the Company of not more than 10%; (3) any failure by the Company to perform any material obligation under, or its breach of a material provision of, the employment agreement; (4) the failure of a successor company to expressly assume the respective executive’s employment agreement.

Retirement Plans

The Company has a 401(k) plan and provides an employer matching contribution, for all of its employees, including Named Executive Officers. The Company does not offer any nonqualified pension plans, supplemental executive retirement plans, or other plans that provide for the payment of retirement benefits.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of September 30, 2024:

Outstanding Equity Awards At Fiscal Year-End 2024

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Terence Wise	18,040	–	–	14.00	9/14/2025	–	–	–	–

Robert Wild	1,364	–	–	15.60	1/1/2027	–	–	–	–
	1,380	–	–	14.70	7/1/2027	–	–	–	–

Paul Severino	–	–	–	–	–	–	–	–	–

Tom KraMer	–	–	–	–	–	–	–	–	–

Kathleen Weisberg	–	–	–	–	–	–	–	–	–

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

•	Our base pay programs consisting of competitive salary rates provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•	Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•	Equity awards, when issued, may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of wrongdoing by the recipient; and

•	Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Additionally, our Board has adopted a clawback policy in accordance with the rules of the Nasdaq Stock Exchange, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required).

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of September 30, 2024.

Name of Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, warrants and rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2021 Equity Incentive Plan	48,188	$11.47	1,242,808
2011 Long Term Incentive Plan	33,241	$13.15	–
Equity compensation plans not approved by security holders	–	–	–
Total	81,429		1,242,808

No more securities are being issued under the 2011 Long Term Incentive Plan.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

During fiscal 2024, there were no equity grants made to the Company executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the number of shares of our common stock and Series A-1 Convertible Preferred Stock (“Series A-1”) beneficially owned as of January 17, 2025 by (i) those persons known by us to be owners of more than 5% of our common stock and Series A-1, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Forward Industries, Inc., 700 Veterans Memorial Highway, Suite 100, Hauppauge, New York 11788.

	Common Stock Shares Beneficially Owned		Series A-1 Convertible Preferred Stock Beneficially Owned
Beneficial Owner	Number	Percent	Number	Percent
Directors and Named Executive Officers:
Terence Wise (2)	181,395	16.2%	2,200	100.0%
Kathleen Weisberg (3)	–	–	–	–
Paul Severino (4)	5,792	*	–	–
Robert Wild (5)	3,245	*	–	–
Tom KraMer (6)	16,803	1.5%	–	–
Sharon Hrynkow (7)	10,795	*	–	–
Sangita Shah (8)	36,384	3.2%	–	–
All directors and executive officers as a group (7 persons)	254,414	22.0%	–	–

5% Shareholders:
Terence Wise (2)	181,395	16.2%	2,200	100.0%
Jenny Yu (9)	111,357	10.1%	–	–

———————

* Less than one percent.

(1)	Applicable percentages are based on 1,101,069 shares of common stock and 2,200 shares of Series A-1 outstanding as of January 17, 2025 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, underlying options and warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of January 17, 2025 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Forward believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options and warrants or options and warrants that have or will vest and become exercisable within 60 days of January 17, 2025.
(2)	Wise. Mr. Wise is a director and executive officer. Includes 18,040 vested stock options. The Series A-1 is held by Forward China, an entity controlled and owned by Mr. Wise.
(3)	Weisberg. Ms. Weisberg is an executive officer.
(4)	Severino. Mr. Severino is an executive officer of one of the Company’s wholly-owned subsidiaries.
(5)	Wild. Mr. Wild is an executive officer of one of the Company’s wholly-owned subsidiaries. Includes 2,744 vested stock options.
(6)	KraMer. Mr. KraMer is an executive officer of one of the Company’s wholly-owned subsidiaries.
(7)	Hrynkow. Dr. Hrynkow is a director. Includes 9,309 vested stock options.
(8)	Shah. Ms. Shah is a director. Includes 25,271 vested stock options and 11,113 shares of common stock owned by an entity of which she shares control with her husband.
(9)	Yu. Address is 9255 Doheny Rd., Apartment 2905, West Hollywood, California, 90069.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns more than 5% of the Company’s common stock. The Supply Agreement provides that Forward China will act as the Company’s exclusive buying agent and supplier of products in the Asia Pacific region. The Company purchases products at Forward China’s cost and pays Forward China a monthly fee for services it provides under the Supply Agreement. Through March 2023, the monthly service fee is calculated at $100,000 plus 4% of “Adjusted Gross Profit.”, which is defined as the selling price less the cost from Forward China. From April 2023 through October 2023, the fixed portion of the monthly fee was reduced to $83,333 per month. The Company recorded service fees to Forward China of approximately $891,000 and $1,266,000 during fiscal 2024 and 2023, respectively. This supply agreement expired October 22, 2023.

On November 2, 2023, Forward and Forward China entered into a Buying Agency and Supply Agreement (the “New Agreement”). The New Agreement provides that Forward China will act as Forward’s exclusive buying agent and supplier of products in the Asia Pacific region. Forward purchases products at Forward China’s cost and pays Forward China a monthly fee for services it provides under the New Agreement. The monthly service fee is $65,833 plus 4% of “Adjusted Gross Profit”, which is defined as the revenues recognized by Forward from the sale of the product less Forward China’s cost for the product. The New Agreement expired October 31, 2024. The New Agreement was substantially similar to the Supply Agreement (disclosed above) except for the reduced monthly fee payable to FC. In November 2024, the Company and Forward China agreed to: (i) extend the New Agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per months, and (iii) change the payment terms to better align with payments from our customers.

On November 2, 2023, Forward and Forward China entered into a Deferred Payment Agreement. As of October 30, 2023, Forward owed Forward China $7,365,238 for the purchase of products in its OEM and Retail Divisions and the cancelation of open purchase orders related to Forward’s exit from the Retail Division. To preserve Forward’s liquidity position in the future, Forward China agreed to limit the amount of the Payables that it would seek to collect from Forward to $500,000 in any 12-month period. As of January 15, 2025, the remaining balance covered by this agreement was approximately $4,881,000.

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into two separate agreements with Forward China (the “Conversion Agreements”) which were effective in July and September of 2024, to convert portions of accounts payable due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, Forward China agreed to convert $2,200,000 of payables into 2,200 shares of the Company’s newly designated Series A-1 with a stated value of $1,000 per share. The holders of the Series A-1 have no voting rights and rank senior to all classes or series of the Company’s common stock with respect to the distribution of assets upon liquidation, dissolution, or winding up. Subject to a 19.9% share cap (as defined in the Certificate of Amendment of the Certificate of Incorporation filed related to the transaction), the Series A-1 shall be convertible into a number of shares of the Company’s common stock as determined by (i) multiplying the number of shares to be converted by the Stated Value, (ii) adding the result of all accrued and accumulated and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price of $7.50, subject to adjustment as defined in the COD. The Series A-1 is not redeemable.

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by Justwise, a company owned by Mr. Wise. The Company recognized revenues from the sale of Koble products of $380,000 and $2,058,000 in fiscal 2024 and fiscal 2023, respectively. The agreement expired in August 2023 and was extended on a month-to-month basis until November 30, 2023. In consideration of their services, Forward paid Justwise $10,000 per month.

The Company has an arrangement with Happ LLC (“Happ”), whose principal owner is the daughter of Ms. Yu, whereby the Company purchases products directly from Forward China and ships the product directly to Happ. In consideration for these services, the Company is paid a 3.0% fee on the total cost of the product. Revenue recognized from Happ was approximately $523,000 and $626,000 in fiscal 2024 and fiscal 2023, respectively.

The sister of Paul Severino, the President of IPS, was employed by IPS as its Chief Marketing Officer and received total compensation of approximately $30,000 and $120,000 in fiscal 2024 and fiscal 2023, respectively.

To fund the acquisition of IPS, the Company issued a $1.6 million promissory note to Forward China in consideration for a one-year loan. The note was originally due January 18, 2019, but has been subsequently extended several times and is now due on June 30, 2025.   The note bears an interest rate of 8% and charges monthly interest.   The Company made approximately $63,000 and $104,000 in interest payments associated with the note in fiscal 2024 and fiscal 2023, respectively. In fiscal 2024, the Company made $500,000 of principal payments on this note. As of January 17, 2025, the principal on this note is $600,000.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.

Fees incurred by Forward for the Services Provided by CohnReznick LLP

The following table sets forth the aggregate fees for audit and other services provided by CohnReznick LLP for the fiscal years ended 2024 and 2023:

	2024 ($)	2023 ($)
Audit Fees (1)	308,175	259,350
Audit Related Fees	–	–
Tax Fees (2)	60,790	21,203
All Other Fees	–	–
Total	368,965	280,553

———————

(1)	Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Tax fees – preparation of federal, state and local income tax filings for the Company and its subsidiaries.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)				Filed^
10.1	2011 Long-Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.3	Form of Employment Agreement dated May 26, 2021 – Paul Severrino*	10-K	12/16/21	10.4(a)
10.4	Summary of Employment Arrangement - Terence Wise*	10-K	12/21/23	10.4
10.5	Employment Agreement dated July 1, 2023 – Kathleen Weisberg*	8-K	6/30/23	10.1
10.6	Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.7	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.8	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
10.9	Consultancy Agreement dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.10	Consultancy Agreement dated September 1, 2022 - Justwise Group Ltd.	10-K	12/16/22	10.11
10.10(a)	Extension to the Consultancy Agreement – Justwise Group Ltd.	8-K	11/8/23	10.4
10.11	Employment Agreement dated January 18, 2018 - Robert Wild *	10-K	12/16/22	10.12
10.12	Employment Agreement dated August 17, 2020 – Tom KraMer *	10-K	12/16/22	10.13

10.13	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.13(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.14	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.15	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.16	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – September 2024	8-K	10/4/24	10.1
19.1	Insider Trading Policy				Filed^
21.1	List of Subsidiaries	10-K	12/17/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed^
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished^
97	Clawback Policy				Filed^

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Management compensatory agreement or arrangement.

+ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

^ Previously filed or furnished with our Original Form 10-K, originally filed with the SEC on December 27, 2024, which is being amended hereby.

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

Dated: January 17, 2025

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

