Form 10-Q
period 2024-12-31
Forward Industries, Inc.
filed 2025-02-13
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

There were 1,101,069 shares of the registrant’s common stock outstanding as of January 31, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(Unaudited)	(See Note 2)
Assets

Current assets:
Cash	$2,606,879	$3,022,436
Accounts receivable, net of allowances for credit losses of $51,342 and $27,282 as of December 31, 2024 and September 30, 2024, respectively	4,862,223	5,609,032
Accounts receivable (related party)	–	96,487
Inventories, net	752,973	489,996
Prepaid expenses and other current assets	402,813	426,240

Total current assets	8,624,888	9,644,191

Property and equipment, net	194,029	219,297
Intangible assets, net	627,197	680,386
Goodwill	1,333,682	1,558,682
Operating lease right-of-use assets, net	2,639,821	2,593,112
Other assets	72,688	72,688

Total assets	$13,492,305	$14,768,356

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China (related party)	$600,000	$600,000
Accounts payable	194,951	129,060
Due to Forward China (related party)	6,771,284	7,226,012
Deferred income	278,607	399,439
Current portion of operating lease liability	454,509	404,056
Accrued expenses and other current liabilities	487,461	613,029
Total current liabilities	8,786,812	9,371,596

Other liabilities:
Operating lease liability, less current portion	2,426,196	2,429,726

Total liabilities	11,213,008	11,801,322

Commitments and contingencies

Shareholders' equity:
Series A-1 Convertible Preferred Stock, par value $0.01 per share; stated value of $1,000 per share; 2,700 shares authorized, 2,200 shares issued and outstanding at December 31, 2024 and September 30, 2024 (liquidation preference of $2,200,000)	2,200,000	2,200,000
Common stock, 40,000,000 shares authorized; par value $0.01 per share; 1,101,069 shares issued and outstanding at December 31, 2024 and September 30, 2024	11,011	11,011
Additional paid-in capital	20,413,491	20,393,163
Accumulated deficit	(20,345,205)	(19,637,140)

Total shareholders' equity	2,279,297	2,967,034

Total liabilities and shareholders' equity	$13,492,305	$14,768,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023

Revenues, net	$6,615,607	$7,031,925
Revenues, net - related party	–	120,026
Total revenues, net	6,615,607	7,151,951
Cost of sales	3,491,428	3,700,020
Cost of sales - related party	1,623,126	1,809,445
Total cost of sales	5,114,554	5,509,465
Gross profit	1,501,053	1,642,486

Sales and marketing expenses	304,719	368,736
General and administrative expenses	1,679,654	1,654,071
Goodwill impairment	225,000	–

Operating loss	(708,320)	(380,321)

Interest income	(15,594)	(17,469)
Interest expense - related party	11,967	19,010
Other expense/(income), net	3,372	(687)
Loss from continuing operations before income taxes	(708,065)	(381,175)

Provision for income taxes	–	–
Loss from continuing operations	(708,065)	(381,175)
Income from discontinued operations, net of tax	–	26,955
Net loss	$(708,065)	$(354,220)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(0.64)	$(0.35)
Basic earnings per share from discontinued operations	–	0.03
Basic loss per share	$(0.64)	$(0.32)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(0.64)	$(0.35)
Diluted earnings per share from discontinued operations	–	0.03
Diluted loss per share	$(0.64)	$(0.32)

Weighted average common shares outstanding:
Basic	1,101,069	1,101,069
Diluted	1,101,069	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three Months Ended December 31, 2024

	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034

Share-based compensation	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	(708,065)	(708,065)

Balance at December 31, 2024	2,200	$2,200,000	1,101,069	$11,011	$20,413,491	$(20,345,205)	$2,279,297

	For the Three Months Ended December 31, 2023

	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	–	$–	1,101,069	$11,011	$20,291,803	$(17,686,553)	$2,616,261

Share-based compensation	–	–	–	–	50,811	–	50,811
Net loss	–	–	–	–	–	(354,220)	(354,220)

Balance at December 31, 2023	–	$–	1,101,069	$11,011	$20,342,614	$(18,040,773)	$2,312,852

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(708,065)	$(354,220)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Share-based compensation	20,328	50,811
Depreciation and amortization	83,875	81,403
Credit loss expense/(recoveries)	24,060	(10,991)
Goodwill impairment	225,000	–
Changes in operating assets and liabilities:
Accounts receivable	819,236	445,067
Inventories	(262,977)	(70,845)
Discontinued assets held for sale	–	372,473
Prepaid expenses and other current assets	23,427	(13,770)
Accounts payable	65,891	(126,690)
Due to Forward China (related party)	(454,728)	648,230
Deferred income	(120,832)	(47,002)
Net changes in operating lease liabilities	214	4,385
Accrued expenses and other current liabilities	(125,568)	(863,019)
Net cash (used in) / provided by operating activities	(410,139)	115,832

Investing Activities:
Purchases of property and equipment	(5,418)	(19,514)
Net cash used in investing activities	(5,418)	(19,514)

Financing Activities:
Repayment of note payable to Forward China (related party)	–	(250,000)
Net cash used in financing activities	–	(250,000)

Net decrease in cash	(415,557)	(153,682)
Cash at beginning of period	3,022,436	3,180,468
Cash at end of period	$2,606,879	$3,026,786

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,967	$19,010

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$157,424	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

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

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the prior periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment was presented as discontinued assets held for sale on the balance sheet at September 30, 2023. Where applicable, certain footnotes exclude the discontinued operations unless otherwise noted. See Note 3 for additional information on discontinued operations.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit and working capital deficit of $20,345,000 and $162,000, respectively, at December 31, 2024, a net loss of $708,000 for the three months ended December 31, 2024 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $2,900,000 at January 31, 2025.

The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In order to preserve the Company’s current and future liquidity, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company (See Note 8).

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working.  We expect this to cause a material decrease in our revenues beginning in the second quarter of Fiscal 2025. Based on our forecasted cash flows, we believe our existing cash balance and working capital will not be sufficient to meet our liquidity needs through February 13, 2026, 12 months from the date of issuance of these condensed consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

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

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein but are not necessarily indicative of the results of operations for the year ending September 30, 2025. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and with the disclosures and risk factors presented therein. The September 30, 2024 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Segment Reporting

The Company has two reportable segments: OEM distribution and design. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers worldwide. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($4,028,000, $4,460,000 and $6,949,000 at December 31, 2024, September 30, 2024, and September 30, 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for credit losses, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At December 31, 2024, September 30, 2024 and September 30, 2023, the Company had no allowances for credit losses for the OEM distribution segment and $51,000, $27,000 and $771,000, respectively, for the design segment.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at December 31, 2024, September 30, 2024 or September 30, 2023.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue was recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods were transferred to the retailer, which generally occurred upon shipment to the end customer. Other than product delivery, the retail distribution segment did not typically have other deliverables or performance obligations associated with its products. Revenue was measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at December 31, 2024, September 30, 2024 or September 30, 2023. The results of operations of the retail segment are reported as discontinued operations for the three months ended December 31, 2023. See Note 3.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $885,000, $1,273,000 and $976,000 at December 31, 2024, September 30, 2024 and September 30, 2023, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $279,000, $399,000, and $297,000 at December 31, 2024, September 30, 2024 and September 30, 2023, respectively.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at December 31, 2024.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At December 31, 2024, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

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

The fair value of the earnout liability is measured on a recurring basis at each reporting date using inputs categorized within Level 3 of the fair value hierarchy. Due to the low likelihood of Kablooe reaching the specified earnout targets, the fair value of this earnout liability is $0 at December 31, 2024 and September 30, 2024.

The carrying amounts of cash, accounts receivable (including accounts receivable from related party), accounts payable, due to Forward China, and the Note Payable to Forward China approximate fair value due their short-term maturities.

Leases

Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right-of-use assets on the condensed consolidated balance sheets. The current and long-term portions of operating lease liabilities are shown separately as such on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the effects of the pronouncement on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures", requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

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

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of all remaining retail inventory, and collected remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The Retail Exit was considered a strategic shift that would have a significant impact on the Company’s operations and financial results. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three months ended December 31, 2023.

The total amount related to the discontinued retail segment included in Due to Forward China on the condensed consolidated balance sheets was approximately $641,000 at December 31, 2024 and September 30, 2024.

The following table presents the major classes of the “Income from discontinued operations, net of tax” in our condensed consolidated statements of operations for the three months ended December 31, 2023.

Revenues, net	$665,000
Cost of sales	470,000
Gross profit	195,000

Sales and marketing expenses	145,000
General and administrative expenses	23,000
Income from discontinued operations	$27,000

There was no depreciation, amortization, investing or financing cash flow activities, or other significant non-cash operating cash flow activities for the retail segment in the three months ended December 31, 2024 or 2023.

NOTE 4	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2024			September 30, 2024
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(252,000)	(1,096,000)	(1,348,000)	(242,000)	(1,053,000)	(1,295,000)
Net carrying amount	$333,000	$294,000	$627,000	$343,000	$337,000	$680,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended December 31, 2024 and 2023, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At December 31, 2024, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2025	$160,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Fiscal 2030	39,000
Thereafter	108,000
Total	$627,000

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

In December 2024, IPS was notified by its largest customer of its plan to discontinue its insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented approximately 25.2% of the Company’s consolidated net revenues in fiscal 2024. Due to the historically high concentration of revenue with this customer, the loss of its business was considered a triggering event which prompted the Company to evaluate the goodwill of the IPS reporting unit. Management concluded an impairment was more likely than not to have occurred and performed a quantitative goodwill impairment test for the IPS reporting unit at December 31, 2024. Using primarily an income approach methodology, the fair value of the IPS reporting unit was estimated using a discounted cash flow analysis incorporating variables categorized within Level 3 of the fair value hierarchy such as projected revenues, growth rate and discount rate. The quantitative testing indicated the carrying amount of the IPS reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $225,000 in the three months ended December 31, 2024, primarily driven by a reduction in the expected future performance of the IPS reporting unit.

Below is a rollforward of goodwill for the design segment, the only reportable segment with goodwill:

Balance at September 30, 2024	$1,559,000
Impairment of IPS reporting unit	(225,000)
Balance at December 31, 2024	$1,334,000

NOTE 5	SEGMENTS AND CONCENTRATIONS

The Company has two reportable segments: OEM distribution and design.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended December 31,
	2024	2023
Revenues:
OEM distribution	$1,991,000	$2,010,000
Design	4,625,000	5,142,000
Total segment revenues	$6,616,000	$7,152,000

Operating income / (loss):
OEM distribution	$223,000	$41,000
Design	(260,000)	266,000
Total segment operating (loss)/income	(37,000)	307,000
General corporate expenses	(671,000)	(687,000)
Operating loss from continuing operations before income taxes	(708,000)	(380,000)
Other expense / (income), net	–	1,000
Loss from continuing operations before income taxes	$(708,000)	$(381,000)

Depreciation and amortization:
OEM distribution	$–	$1,000
Design	84,000	80,000
Total depreciation and amortization	$84,000	$81,000

	December 31, 2024	September 30, 2024
Segment Assets:
OEM distribution	$2,230,000	$2,614,000
Design	5,346,000	5,820,000
Total segment assets	7,576,000	8,434,000
General corporate assets	5,916,000	6,334,000
Total assets	$13,492,000	$14,768,000

The Company had certain customers whose individual percentage of the Company’s consolidated revenues and accounts receivable was 10% or greater. Revenues from one customer in the design segment represented 22.6% and 27.5% of the Company’s consolidated net revenues for the three months ended December 31, 2024 and 2023, respectively. There were no customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater during the three months ended December 31, 2024 or 2023.

Accounts receivable from three customers in the design segment represented 40.2% of the Company’s consolidated accounts receivable at December 31, 2024 and accounts receivable from one customer in the design segment represented 19.0% of the Company’s consolidated accounts receivable at September 30, 2024. One customer in the OEM segment, or its affiliates or contract manufacturers, represented 11.4% and 14.5% of the Company’s consolidated accounts receivable at December 31, 2024 and September 30, 2024, respectively.

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. The Company expects this to cause a material decrease in design segment revenues beginning in the second quarter of Fiscal 2025.

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

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) (collectively, with the Minimum Bid Price Rule, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the Accounts Payable Conversion Agreement (described in Note 8), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company is subject to a Nasdaq “Panel Monitor” which provides that in the event the Company fails to satisfy the Stockholders’ Equity Rule (not the Minimum Bid Price Rule) during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period. If the Company falls below the Stockholders’ Equity Rule during this period, we can provide no assurance the Company will be able to maintain its Nasdaq listing. The Company’s stockholders’ equity was below $2,500,000 at December 31, 2024. As a result, and in an effort to maintain compliance with the Stockholders’ Equity Rule, in February 2025, the Company and Forward China agreed to convert additional amounts due to Forward China into preferred stock. See Note 11.

Preferred Stock

In connection with the Accounts Payable Conversion Agreements with Forward China (see Note 8), the Company filed two Certificates of Amendment to the Certificate of Incorporation (the “COD”) designating 2,700 shares of Series A-1 Convertible Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”).

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

Stock Options

On October 1, 2024, the Company granted options to two of its non-employee directors to purchase an aggregate of 48,020 shares of its common stock at an exercise price of $3.73 per share. The options vest one year from the date of grant and expire five years from the date of the grant. The options have a weighted average grant-date fair value of $1.67 per share and an aggregate grant-date fair value of $80,000, which will be recognized, net of forfeitures, ratably over the vesting period.

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 33,243 shares of its common stock at an exercise price of $7.60 per share. The options vested one year from the date of grant, expire five years from the date of the grant and 11,081 were forfeited prior to vesting. The options have a weighted average grant-date fair value of $3.60 per share and an aggregate grant-date fair value of $120,000, which was recognized, net of forfeitures, ratably over the vesting period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no options exercised during the three months ended December 31, 2024 or 2023.

The Company recognized compensation expense for stock option awards of $20,000 and $51,000 during the three months ended December 31, 2024 and 2023, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. As of December 31, 2024, there was $60,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.8 years.

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

	For the Three Months Ended
	December 31,
	2024	2023
Numerator:
Loss from continuing operations	$(708,000)	$(381,000)
Income from discontinued operations, net of tax	–	27,000
Net loss	$(708,000)	$(354,000)

Denominator:
Weighted average common shares outstanding	1,101,000	1,101,000
Dilutive common share equivalents	–	–
Weighted average dilutive shares outstanding	1,101,000	1,101,000

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(0.64)	$(0.35)
Basic earnings per share from discontinued operations	–	0.03
Basic loss per share	$(0.64)	$(0.32)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(0.64)	$(0.35)
Diluted earnings per share from discontinued operations	–	0.03
Diluted loss per share	$(0.64)	$(0.32)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended December 31,
	2024	2023
Options	129,000	125,500
Warrants	7,500	7,500
Total potentially dilutive shares	136,500	133,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and, through March 2023, paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. Due to the Retail Exit and decline in the OEM distribution segment business, the new sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers.

Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $159,000 and $234,000 during the three months ended December 31, 2024 and 2023, respectively, which are included as a component of cost of sales upon sales of the related products. The Company had purchases from Forward China during the three months ended December 31, 2024 and 2023 of approximately $1,671,000 and $1,516,000, respectively.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At December 31, 2024, the remaining balance covered by this agreement was approximately $4,881,000.

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into two separate agreements with Forward China (the “Conversion Agreements”), which were effective in July and September of 2024, to convert portions of amounts Due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, Forward China agreed to convert $2,200,000 of the Due to Forward China payable into 2,200 shares of the Company’s newly designated Series A-1 convertible preferred stock (the “Preferred Stock”) with a stated value of $1,000 per share. See Notes 6 and 11.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 and $19,000 in the three months ended December 31, 2024 and 2023, respectively. The maturity date of this note was extended to June 30, 2025. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. This note has a remaining balance of $600,000 at December 31, 2024.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Activity

In October 2020, the Company’s retail division began selling smart-enabled furniture, which was sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $0 and $273,000 in the three months ended December 31, 2024 and 2023, respectively. Due to the Retail Exit, these revenues are included in the loss from discontinued operations for the three months ended December 31, 2023.

The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement existed on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $0 and $20,000 for the three months ended December 31, 2024 and 2023, respectively. Due to the Retail Exit, these costs are included in the loss from discontinued operations for the three months ended December 31, 2023. The Company had no accounts payable to Justwise at December 31, 2024 or September 30, 2024.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a significant shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $0 and $120,000 for the three months ended December 31, 2024 and 2023, respectively. The Company had accounts receivable from this customer of $0 and $96,000 at December 31, 2024 or September 30, 2024, respectively.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At December 31, 2024, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Total operating lease expense for the three months ended December 31, 2024 was $155,000, of which $4,000 was recorded in sales and marketing expenses and $151,000 was recorded in general and administrative expenses on the condensed consolidated financial statements. Total operating lease expense for the three months ended December 31, 2023 was $155,000, of which $4,000 was recorded in sales and marketing expenses and $151,000 was recorded in general and administrative expenses on the condensed consolidated financial statements. Cash paid for amounts included in operating lease liabilities for the three months ended December 31, 2024 and 2023, which have been included in cash flows from operating activities, was $151,000 and $147,000, respectively.

The Company signed a renewal to extend the lease term of one of its New York locations for an additional 27 months. Payments under this operating lease commence February 1, 2025 and escalate 4.0% per year. The monthly rent payment is $6,000 per month.

At December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 5.9%.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2025	$456,000
Fiscal 2026	587,000
Fiscal 2027	464,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Thereafter	1,111,000
Total future minimum lease payments	3,486,000
Less imputed interest	(605,000)
Present value of lease liabilities	2,881,000
Less current portion of lease liabilities	(455,000)
Long-term portion of lease liabilities	$2,426,000

NOTE 11	SUBSEQUENT EVENT

On February 11, 2025, the Company entered into a third agreement with Forward China to convert $225,000 of amounts due to Forward China into 225 shares of Series A-1 convertible preferred stock with a stated value of $1,000 per share. This conversion agreement was affected to raise the Company’s shareholders’ equity to the amount necessary to meet the Stockholders’ Equity Rule. See Notes 6 and 8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  The following discussion and analysis compares our condensed consolidated results of operations for the three months ended December 31, 2024 (the “2025 Quarter) with those for the three months ended December 31, 2023 (the “2024 Quarter”).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our sales people, failure to develop products at a profit, supply chain issues, unexpected tariffs placed on products we purchase from China, inability to maintain compliance with Nasdaq listing standards, inability of our design division’s customers to pay for our services, unanticipated issues with our affiliated sourcing agent, issues at Chinese factories that source our products, and failure to obtain acceptance of our products. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2024 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Discontinued Operations

Considering the recurring losses incurred by the retail distribution segment, in July 2023, we decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory is classified on our condensed consolidated balance sheet as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three months ended December 31, 2023.

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

Critical Accounting Policies and Estimates

We discussed the accounting policies and significant estimation processes that are critical to our business operations and the understanding of our financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes in critical accounting policies or estimation processes during the period covered by this report, but the following accounting estimates had a material impact on our results of operations for the 2025 Quarter and fiscal 2024.

We review goodwill for impairment annually, or more often if events or changes in circumstances indicate the carrying value of a reporting unit may exceed its fair value. Evaluating goodwill for impairment requires a significant amount of judgment, including the estimation of future cash flows, future growth rates and profitability. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances at the time of evaluation, actual results could differ from these estimates.

In December 2024, the Company was notified by its largest design customer of its plan to discontinue their insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented approximately 25.2% of the Company’s consolidated net revenues in fiscal 2024. Due to the historically high concentration of revenue with this customer, the loss of its business was considered a triggering event which prompted the Company to evaluate the goodwill of the IPS reporting unit. Management performed quantitative testing on this reporting unit, which indicated its carrying amount exceeded its fair value, resulting in a goodwill impairment charge of $225,000 in the 2025 Quarter, primarily driven by a reduction in its expected future performance.

Due to the historical losses of the Kablooe reporting unit, the Company elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Kablooe reporting unit at September 30, 2024. This quantitative testing indicated the carrying amount of the Kablooe reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $200,000 in September 2024, primarily driven by a reduction in its expected future performance.

We will continue to monitor the IPS and Kablooe goodwill for impairment as needed in future periods. Changes in economic, industry or market conditions, business operations, competition, the price of our common shares or market capitalization or our actual performance compared with estimates of our future performance may affect the fair value of goodwill and could result in additional impairment charges in the future.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2023

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter:

	Consolidated Results of Operations
	2025 Quarter	2024 Quarter	Change ($)	Change (%)
Revenues, net	$6,616,000	$7,152,000	$(536,000)	(7.5%	)
Cost of sales	5,115,000	5,509,000	(394,000)	(7.2%	)
Gross profit	1,501,000	1,643,000	(142,000)	(8.6%	)
Sales and marketing expenses	305,000	369,000	(64,000)	(17.3%	)
General and administrative expenses	1,679,000	1,654,000	25,000	1.5%
Goodwill impairment	225,000	–	225,000	–
Loss from operations	(708,000)	(380,000)	(328,000)	86.3%
Other (income) / expense, net	–	1,000	(1,000)	(100.0%	)
Loss from continuing operations	$(708,000)	$(381,000)	$(327,000)	85.8%

The discussion that follows below provides further details about our results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter.

Most of the decline in net revenues from the 2024 Quarter to the 2025 Quarter is attributable to the design segment, while the OEM distribution segment experienced a small decline in revenue.

Our gross profit decreased in the design segment and was partially offset by an increase in gross margin in the OEM distribution segment. Our gross margin was mostly flat at 22.7% in the 2025 Quarter versus 23.0% in the 2024 Quarter. Declines in the design segment margin driven by lower utilization rates were mostly offset by improvements in OEM segment margin due to the lower sourcing fee from Forward China and a change in the mix of revenue.

Sales and marketing expenses decreased primarily due to lower personnel costs and decreased slightly as a percentage of revenues.

General and administrative expenses increased slightly in the 2025 Quarter. Higher corporate professional fees and an increase in design segment bad debt expense were partially offset by a reduction in other components of corporate expenses, primarily director compensation. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The decrease in other income/expense, net is primarily due to a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

During the 2025 Quarter, we recorded a goodwill impairment charge of $225,000 related to the IPS reporting unit, which is included in the design segment. This impairment charge resulted from the quantitative goodwill impairment testing performed at December 31, 2024 and was driven by the expected reduction in revenues following the loss of a significant customer.

We generated a loss from continuing operations of $708,000 in the 2025 Quarter compared to $381,000 in the 2024 Quarter. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $0.64 and $0.35 for the 2025 Quarter and the 2024 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year quarter.

	Segment Results of Operations
	OEM Distribution	Design	Corporate Expenses	Consolidated
2025 Quarter revenues	$1,991,000	$4,625,000	$–	$6,616,000
2024 Quarter revenues	2,010,000	5,142,000	–	7,152,000
Change	$(19,000)	$(517,000)	$–	$(536,000)

2025 Quarter operating income/(loss)	$223,000	$(260,000)	$(671,000)	$(708,000)
2024 Quarter operating income/(loss)	41,000	266,000	(687,000)	(380,000)
Change	$182,000	$(526,000)	$16,000	$(328,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment decreased slightly as lower revenue from non-diabetic customers and lower volumes from some diabetic customers was partially offset by higher volumes from other diabetic customers. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to continue to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2025 Quarter	2024 Quarter	Change ($)	Change (%)
Diabetic products	$1,616,000	$1,424,000	$192,000	13.5%
Other products	375,000	586,000	(211,000)	(36.0%	)
Total net revenues	$1,991,000	$2,010,000	$(19,000)	(0.9%	)

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

Revenues from diabetic products increased due to higher volumes from some diabetic customers, partially offset by lower volumes from other diabetic customers. Management believes that revenues from diabetic customers will decline in future periods. Revenues from diabetic products represented 81% of net revenues for the OEM distribution segment in the 2025 Quarter compared to 71% in the 2024 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products decreased due to the net reduction in demand from non-diabetic customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income improved for the OEM distribution segment and operating income margin improved from 2.0% in the 2024 Quarter to 11.2% in the 2025 Quarter. Reductions to the sourcing fee from Forward China and a change in the mix of revenue drove the improvement in both operating income and margin.

Design Segment

The decrease in net revenues in the design segment was primarily driven by one customer whose revenue declined approximately $470,000, as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which the Company was working. We expect this to cause a material decrease in our revenues beginning in the second quarter of fiscal 2025. We are working on cost reduction efforts to mitigate the reduction in revenue.

Operating income for the design segment decreased and operating income/(loss) margin decreased from 5.2% in the 2024 Quarter to (5.6%) in 2025 Quarter, primarily driven by a decline in billable project hours and the goodwill impairment charge, partially offset by an increase in the average bill rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At December 31, 2024, our working capital deficit was $162,000 compared to working capital of $273,000 at September 30, 2024. The decrease was primarily due to lower cash and accounts receivable balances and was partially offset by the reduction in amounts due to Forward China.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on June 30, 2005 (see Note 8 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $600,000 after we made principal payments of $1,000,000 through December 31, 2024. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At December 31, 2024, our accounts payable due to Forward China was approximately $6,771,000. In connection with the sourcing agreement entered into in October 2023 (see Note 8 to the condensed consolidated financial statements) and in order to preserve our current and future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us to $500,000 in any 12-month period, which we agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of $7,365,000. Purchases from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. At December 31, 2024, the remaining balance covered by this agreement was $4,881,000. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will extend additional payment terms on any payables not covered by the agreement, if needed, or (iii) any new credit facility will be available on terms acceptable to us or at all.

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We had an accumulated deficit and working capital deficit of $20,345,000 and $162,000, respectively, at December 31, 2024, a net loss of $708,000 for the three months ended December 31, 2024 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $2,900,000 at January 31, 2025.

In December 2024, we were notified by our largest design customer of its plan to discontinue their insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented approximately 25.2% of the Company’s consolidated net revenues in fiscal 2024.  We expect this to cause a material decrease in our revenues beginning in the second quarter of Fiscal 2025. Based on our forecasted cash flows, we believe that there is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of issuance of the condensed consolidated financial statements.

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

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase a material amount of equipment and other capital assets in the future, depending on need.

Cash Flows

During the 2025 Quarter and 2024 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2025 Quarter, cash used in operating activities of $410,000 resulted from a net loss of $708,000, a decrease in amounts due to Forward China of $455,000, an increase in inventories of $263,000, an decrease in deferred income of $121,000, a decrease in accrued expenses and other current liabilities of $126,000, partially offset by an decrease in accounts receivable of $819,000, non-cash charges for depreciation, amortization, share-based compensation, credit losses and goodwill impairment of $353,000 and the net change in other operating assets and liabilities of $91,000.

During the 2024 Quarter, cash provided by operating activities of $116,000 resulted from an increase in accounts payable and amounts due to Forward China of $522,000, a decrease in accounts receivable of $445,000, a decrease in discontinued assets held for sale of $372,000 and non-cash charges of $121,000 related to depreciation, amortization, share-based compensation and credit losses, partially offset by a decrease in accrued expenses and other current liabilities of $863,000, a net loss of $354,000 and the net change in other operating assets and liabilities of $127,000.

Investing Activities

Cash used in investing activities in the 2025 Quarter and the 2024 Quarter of $5,000 and $20,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2024 Quarter of $250,000 consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At December 31, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2024 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2024, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  February 13, 2025

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer) By: /s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)	10-K	12/27/24	4.2
10.1	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.1(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.2	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.3	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.4	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – October 2024	8-K	10/4/24	10.1
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

