Form 10-Q
period 2025-03-31
Forward Industries, Inc.
filed 2025-05-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 1,101,069 shares of the registrant’s common stock outstanding as of April 30, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
Assets	(Unaudited)	(See Note 2)

Current assets:
Cash	$1,798,377	$2,777,125
Accounts receivable, net of allowances for credit losses of $14,442 and $27,282 as of March 31, 2025 and September 30, 2024, respectively	1,776,833	2,308,425
Contract assets	868,094	1,272,993
Prepaid expenses and other current assets	315,061	382,832
Assets held for sale	2,909,597	2,908,039

Total current assets	7,667,962	9,649,414

Property and equipment, net	164,760	218,025
Intangible assets, net	574,007	680,386
Goodwill	1,333,682	1,558,682
Operating lease right-of-use assets, net	2,529,148	2,593,112
Other assets	68,737	68,737

Total assets	$12,338,296	$14,768,356

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China (related party)	$600,000	$600,000
Accounts payable	137,406	103,581
Deferred income	355,038	399,439
Current portion of operating lease liability	463,268	404,056
Accrued expenses and other current liabilities	418,813	571,662
Liabilities held for sale	4,477,174	7,292,858
Total current liabilities	6,451,699	9,371,596

Other liabilities:
Operating lease liability, less current portion	2,307,790	2,429,726
Total liabilities	8,759,489	11,801,322

Commitments and contingencies

Shareholders' equity:
Series A-1 Convertible Preferred Stock, par value $0.01 per share; stated value of $1,000 per share; 6,700 shares authorized, 4,925 and 2,200 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively (liquidation preference of $4,925,000)	4,925,000	2,200,000
Common stock, 40,000,000 shares authorized; par value $0.01 per share; 1,101,069 shares issued and outstanding at March 31, 2025 and September 30, 2024	11,011	11,011
Additional paid-in capital	20,439,612	20,393,163
Accumulated deficit	(21,796,816)	(19,637,140)

Total shareholders' equity	3,578,807	2,967,034

Total liabilities and shareholders' equity	$12,338,296	$14,768,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenues, net	$3,122,933	$5,070,920	$7,747,382	$10,212,752
Cost of sales	3,301,694	3,741,461	6,793,123	7,441,482
Gross profit/(loss)	(178,761)	1,329,459	954,259	2,771,270

Sales and marketing expenses	147,855	206,164	307,925	414,856
General and administrative expenses	1,495,142	1,744,220	3,141,123	3,341,841
Goodwill impairment	–	–	225,000	–

Operating loss	(1,821,758)	(620,925)	(2,719,789)	(985,427)

Interest income	(12,947)	(18,712)	(28,542)	(36,180)
Interest expense - related party	11,836	16,971	23,803	35,981
Other expense, net	1,562	7,846	4,934	7,158
Loss from continuing operations before income taxes	(1,822,209)	(627,030)	(2,719,984)	(992,386)

Provision for income taxes	–	–	–	–
Loss from continuing operations	(1,822,209)	(627,030)	(2,719,984)	(992,386)
Income from discontinued operations, net of tax	370,598	73,816	560,308	84,952
Net loss	$(1,451,611)	$(553,214)	$(2,159,676)	$(907,434)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(1.65)	$(0.57)	$(2.47)	$(0.90)
Basic earnings per share from discontinued operations	0.33	0.07	0.51	0.08
Basic loss per share	$(1.32)	$(0.50)	$(1.96)	$(0.82)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(1.65)	$(0.57)	$(2.47)	$(0.90)
Diluted earnings per share from discontinued operations	0.33	0.07	0.51	0.08
Diluted loss per share	$(1.32)	$(0.50)	$(1.96)	$(0.82)

Weighted average common shares outstanding:
Basic	1,101,069	1,101,069	1,101,069	1,101,069
Diluted	1,101,069	1,101,069	1,101,069	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Six Months Ended March 31, 2025

	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034

Share-based compensation	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	(708,065)	(708,065)

Balance at December 31, 2024	2,200	2,200,000	1,101,069	11,011	20,413,491	(20,345,205)	2,279,297

Share-based compensation	–	–	–	–	26,121	–	26,121
Net loss	–	–	–	–	–	(1,451,611)	(1,451,611)
Preferred stock issued in connection with conversion of accounts payable to Forward China	2,725	2,725,000	–	–	–	–	2,725,000

Balance at March 31, 2025	4,925	$4,925,000	1,101,069	$11,011	$20,439,612	$(21,796,816)	$3,578,807

	For the Six Months Ended March 31, 2024

	Series A-1 Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	–	$–	1,101,069	$11,011	$20,291,803	$(17,686,553)	$2,616,261

Share-based compensation	–	–	–	–	50,811	–	50,811
Net loss	–	–	–	–	–	(354,220)	(354,220)

Balance at December 31, 2023	–	–	1,101,069	11,011	20,342,614	(18,040,773)	2,312,852

Share-based compensation	–	–	–	–	10,229	–	10,229
Net loss	–	–	–	–	–	(553,214)	(553,214)

Balance at March 31, 2024	–	$–	1,101,069	$11,011	$20,352,843	$(18,593,987)	$1,769,867

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(2,159,676)	$(907,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	46,449	61,040
Depreciation and amortization	166,495	165,888
Credit loss expense	24,059	793
Goodwill impairment	225,000	–
Changes in operating assets and liabilities:
Accounts receivable	912,432	617,637
Prepaid expenses and other current assets	67,771	(63,671)
Accounts payable	33,825	(399,081)
Deferred income	(44,401)	(68,580)
Net changes in operating lease liabilities	1,240	8,288
Accrued expenses and other current liabilities	(152,849)	(784,520)
Net cash used in operating activities – continuing operations	(879,655)	(1,369,640)
Net cash (used in)/provided by operating activities – discontinued operations	(92,242)	986,188
Net cash used in operating activities	(971,897)	(383,452)

Investing Activities:
Purchases of property and equipment	(6,851)	(40,858)
Net cash used in investing activities	(6,851)	(40,858)

Financing Activities:
Repayment of note payable to Forward China (related party)	–	(350,000)
Net cash used in financing activities	–	(350,000)

Net decrease in cash	(978,748)	(774,310)
Cash at beginning of period	2,777,125	2,822,509
Cash at end of period	$1,798,377	$2,048,199

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,803	$35,981
Cash paid for taxes	$4,225	$4,498

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$157,424	$–
Conversion of accounts payable to convertible preferred stock	$2,725,000	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S.

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment was presented as discontinued assets held for sale on the balance sheet at September 30, 2023. See Note 3 for additional information on discontinued operations.

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”) and is presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation, a related party owned by the Company’s CEO (“Forward China”). See Notes 3 and 8.

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit and working capital (excluding assets and liabilities held for sale) of $21,797,000 and $2,784,000, respectively, at March 31, 2025, a net loss of $2,160,000 for the six months ended March 31, 2025 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $1,400,000 at April 30, 2025.

The Company’s OEM distribution segment procures substantially all its products through independent suppliers in China through Forward China. In order to preserve the Company’s current and future liquidity, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company (See Note 8).

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working.  We expect this to cause a material decrease in our revenues beginning in the second quarter of Fiscal 2025. Based on our forecasted cash flows, we believe our existing cash balance and working capital will not be sufficient to meet our liquidity needs through May 14, 2026, 12 months from the date of issuance of these condensed consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

In conjunction with the OEM Plan, the Company and Forward China have entered into proposed terms which would provide a framework by which Forward China would purchase either the assets or the securities of the OEM distribution segment of the business. As part of those proposed terms, a payment plan on the amounts owed under the note payable and the outstanding payables will be provided by Forward China as part of the consideration paid. We can provide no assurance that a definitive agreement will be reached or that any transaction will be completed.

The Company is currently in preliminary discussions regarding a potential sale of equity securities and establishment of an equity line of credit facility with an institutional investor. We can provide no assurance that either financing will close or, if closed, will be on terms acceptable to us.

Management also continues to evaluate cost reduction efforts as needed. However, there are no assurances that our cost reduction efforts will be sufficient to enable the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern. Such adjustments could be material.

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

Segment Reporting

As a result of the Retail Exit and the OEM Plan, the design segment is the Company’s only reportable segment at March 31, 2025. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($1,791,000, $2,335,000 and $4,805,000 at March 31, 2025, September 30, 2024, and September 30, 2023, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for credit losses, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At March 31, 2025, September 30, 2024 and September 30, 2023, the Company had allowances for credit losses of $14,000, $27,000 and $956,000, respectively.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. The allowance is established through charges to cost of sales in the Company’s condensed consolidated statements of operations. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. Due to the Retail Exit and the OEM Plan, all inventory is now presented as a component of assets held for sale.

Revenue Recognition

Discontinued OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at March 31, 2025, September 30, 2024 or September 30, 2023. The results of operations of the OEM segment are reported as discontinued operations for the three and six months ended March 31, 2025 and 2024. See Note 3.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue was recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods were transferred to the retailer, which generally occurred upon shipment to the end customer. Other than product delivery, the retail distribution segment did not typically have other deliverables or performance obligations associated with its products. Revenue was measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at March 31, 2025, September 30, 2024 or September 30, 2023. The results of operations of the retail segment are reported as discontinued operations for the three and six months ended March 31, 2025 and 2024. See Note 3.

Design Segment

The Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) time and material and (ii) fixed price. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations, or the “cost to cost” method. Revenues from fixed price contracts that contain specific deliverables are recognized when the performance obligation has been satisfied and the transfer of goods or services to the customer has been completed and accepted in accordance with contact terms.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $868,000, $1,273,000 and $976,000 at March 31, 2025, September 30, 2024 and September 30, 2023, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $355,000, $399,000, and $297,000 at March 31, 2025, September 30, 2024 and September 30, 2023, respectively.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at March 31, 2025.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. Early adoption of this ASU is permitted and can be applied prospectively on the on the effective date or retrospectively to prior periods presented. The Company is currently evaluating the effects of the pronouncement on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

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

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of all remaining retail inventory, and collected remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The Retail Exit was considered a strategic shift that would have a significant impact on the Company’s operations and financial results. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and six months ended March 31, 2025 and 2024.

In March 2025, in connection with the fourth Conversion Agreement (see Note 8), Forward China determined it would not renew the Buying Agency and Supply Agreement, which was scheduled to expire on April 30, 2025 (see Note 11). Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment in the next three months, after which it does not plan to have any significant continuing involvement with this segment. The sale of the OEM business is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment are classified as assets and liabilities held for sale on the condensed consolidated balance sheets at March 31, 2025 and September 30, 2024. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statement of operations for the three and six months ended March 31, 2025 and 2024. The condensed consolidated balance sheets and statements of operations for comparable periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

The following table presents the major components of the “Income from discontinued operations, net of tax” in our condensed consolidated statements of operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024

Revenues, net	$2,727,000	$2,851,000	$4,718,000	$5,526,000
Cost of sales	2,162,000	2,479,000	3,785,000	4,758,000
Gross profit	565,000	372,000	933,000	768,000

Sales and marketing expenses	152,000	243,000	297,000	548,000
General and administrative expenses	42,000	55,000	76,000	135,000
Income from discontinued operations	$371,000	$74,000	$560,000	$85,000

There were no depreciation, amortization, investing or financing cash flow activities for the discontinued operations in the three or six months ended March 31, 2025 or 2024. The only significant non-cash operating cash flow activity for the discontinued operations in the three and six months ended March 31, 2025 and 2024 was the conversion of accounts payable to Forward China into preferred stock in February and March of 2025 (See Note 8).

The following table presents the major components of assets and liabilities held for sale on our condensed consolidated balance sheets:

	March 31,	September 30,
	2025	2024
Cash	$253,000	$245,000
Accounts receivable, net	1,992,000	2,124,000
Inventories	609,000	490,000
Prepaid expenses and other assets	55,000	49,000
Total assets held for sale	$2,909,000	$2,908,000

Accounts payable	$44,000	$25,000
Due to Forward China	4,398,000	7,226,000
Other liabilities	35,000	42,000
Total liabilities held for sale	$4,477,000	$7,293,000

NOTE 4	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	March 31, 2025			September 30, 2024
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(262,000)	(1,139,000)	(1,401,000)	(242,000)	(1,053,000)	(1,295,000)
Net carrying amount	$323,000	$251,000	$574,000	$343,000	$337,000	$680,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended March 31, 2025 and 2024, and $106,000 for the six months ended March 31, 2025 and 2024, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At March 31, 2025, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2025	$106,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	78,000
Fiscal 2029	39,000
Fiscal 2030	39,000
Thereafter	109,000
Total	$574,000

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

In December 2024, IPS was notified by its largest customer of its plan to discontinue its insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented more than 30% of the Company’s consolidated net revenues in fiscal 2024. Due to the historically high concentration of revenue with this customer, the loss of its business was considered a triggering event which prompted the Company to evaluate the goodwill of the IPS reporting unit. Management concluded an impairment was more likely than not to have occurred and performed a quantitative goodwill impairment test for the IPS reporting unit at December 31, 2024. Using primarily an income approach methodology, the fair value of the IPS reporting unit was estimated using a discounted cash flow analysis incorporating variables categorized within Level 3 of the fair value hierarchy such as projected revenues, growth rate and discount rate. The quantitative testing indicated the carrying amount of the IPS reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $225,000 in the three months ended December 31, 2024, primarily driven by a reduction in the expected future performance of the IPS reporting unit.

In the second quarter of fiscal 2025, the IPS reporting unit continued to experience low levels of staff utilization due in part to the loss of the aforementioned major customer, which was anticipated. In addition, due to the uncertainty in the global markets related to tariffs on imports, many IPS customers were slow to commit funds to projects as they were unsure how tariffs and other macroeconomic factors would impact their business. The combination of these events resulted in negative gross profit for the IPS reporting unit in the second quarter, which the Company considered another triggering event to evaluate the goodwill of the IPS reporting unit for impairment. Management concluded an impairment was more likely than not to have occurred and performed a quantitative goodwill impairment analysis for the IPS reporting unit at March 31, 2025. Using primarily an income approach methodology, the fair value of the IPS reporting unit was estimated using a discounted cash flow analysis incorporating variables categorized within Level 3 of the fair value hierarchy such as projected revenues, growth rate and discount rate. The quantitative testing indicated the fair value of the IPS reporting unit exceeded its carrying amount, resulting in no further goodwill impairment in the three months ended March 31, 2025.

Below is a rollforward of goodwill:

Balance at September 30, 2024	$1,559,000
Impairment of IPS reporting unit	(225,000)
Balance at March 31, 2025	$1,334,000

NOTE 5	SEGMENTS AND CONCENTRATIONS

As a result of the Retail Exit and the OEM Plan, the Company now has only one reportable segment. The prior year segment disclosures have been reformatted from what was previously disclosed to conform to the current year presentation and omit certain disclosures that are no longer required.

Revenues from two customers represented 36.4% and 36.3% of the Company’s consolidated net revenues for the three and six months ended March 31, 2025, respectively. Revenues from one customer represented 42.7% of the Company’s consolidated net revenues for the three months ended March 31, 2024 and revenues from two customers represented 50.2% of the Company’s consolidated net revenues for the six months ended March 31, 2024.

Accounts receivable from 3 customers represented 51.3% and 57.9% of the Company’s consolidated accounts receivable at March 31, 2025 and September 30, 2024, respectively.

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. The Company expects this to continue to cause a material decrease in design segment revenues in Fiscal 2025.

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

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) (collectively, with the Minimum Bid Price Rule, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the first Accounts Payable Conversion Agreement (described in Note 8), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company is subject to a Nasdaq “Panel Monitor” which provides that in the event the Company fails to satisfy the Stockholders’ Equity Rule (requiring minimum stockholders’ equity of $2.5 million) during the monitoring period, the Company will be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.

On February 21, 2025, the Company was notified by Nasdaq that due to its reported Shareholders’ Equity of $2,279,297 at December 31, 2024, it was not in compliance with the Stockholders’ Equity Rule. Due to the Panel Monitor, the Company was not eligible for any grace period and Nasdaq determined the Company’s common stock would be scheduled for delisting from Nasdaq. On February 27, 2025, the Company requested a hearing on this matter with the Panel, which stayed any trading suspension or delisting of the Company’s common stock until the completion of the hearings process.

As a result of the fourth conversion agreement with Forward China (see Note 8), the Company regained compliance with the Stockholders’ Equity Rule in March 2025 and was formally notified by Nasdaq in April that it was in compliance with all applicable continued listing standards and that the scheduled hearing had been canceled.

Preferred Stock

In connection with the Accounts Payable Conversion Agreements with Forward China (see Note 8), the Company filed three Certificates of Amendment to the Certificate of Incorporation (the “COD”) designating 6,700 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”) with a stated value of $1,000 per share (the “Stated Value”).

The holders of the Series A-1 have no voting rights and rank senior to all classes or series of the Company’s common stock with respect to the distribution of assets upon liquidation, dissolution, or winding up. Subject to a 19.9% share cap (as defined in the COD), the Series A-1 shall be convertible into a number of shares of the Company’s common stock as determined by (i) multiplying the number of shares to be converted by the Stated Value, (ii) adding the result of all accrued and accumulated and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price of $7.50, subject to adjustment as defined in the COD. The Series A-1 is not redeemable.

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

On February 1, 2025, the Company granted options to one of its non-employee directors to purchase 13,779 shares of its common stock at an exercise price of $6.01 per share. The options vest one year from the date of grant and expire five years from the date of grant. The options have a grant-date-fair-value of $2.90 per share and an aggregate grant-date-fair value of $40,000, which will be recognized, net of forfeitures, ratably over the vesting period.

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

There were no options exercised during the three or six months ended March 31, 2025 or 2024.

The Company recognized compensation expense for stock option awards of $26,000 and $10,000 during the three months ended March 31, 2025 and 2024, respectively, and $46,000 and $61,000 for the six months ended March 31, 2025 and 2024, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At March 31, 2025 there was $74,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.7 years. Options outstanding and exercisable at March 31, 2025 had a weighted average exercise price of $8.52 and $12.29, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(1,822,000)	$(627,000)	$(2,720,000)	$(992,000)
Income from discontinued operations, net of tax	370,000	74,000	560,000	85,000
Net loss	$(1,452,000)	$(553,000)	$(2,160,000)	$(907,000)

Denominator:
Weighted average common shares outstanding	1,101,000	1,101,000	1,101,000	1,101,000
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	1,101,000	1,101,000	1,101,000	1,101,000

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(1.65)	$(0.57)	$(2.47)	$(0.90)
Basic earnings per share from discontinued operations	0.33	0.07	0.51	0.08
Basic loss per share	$(1.32)	$(0.50)	$(1.96)	$(0.82)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(1.65)	$(0.57)	$(2.47)	$(0.90)
Diluted earnings per share from discontinued operations	0.33	0.07	0.51	0.08
Diluted loss per share	$(1.32)	$(0.50)	$(1.96)	$(0.82)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Options	132,000	97,000	132,000	97,000
Warrants	7,500	7,500	7,500	7,500
Total potentially dilutive shares	139,500	104,500	139,500	104,500

NOTE 8	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company had a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provided that, upon the terms and subject to the conditions set forth therein, Forward China would act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchased products at Forward China’s cost and, through March 2023, paid Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Effective April 1, 2023, the Company and Forward China agreed to reduce the fixed portion of the sourcing fee from $100,000 to $83,333 per month for the remaining term of the Supply Agreement, which expired in October 2023. Effective October 2023, the Company and Forward China entered into a new sourcing agreement under which the fixed portion of the sourcing fee was further reduced to $65,833 per month. Other terms in the agreement are substantially the same as the prior agreement. Due to the Retail Exit and decline in the OEM distribution segment business, the new sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers. See Notes 3 and 11.

Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $133,000 and $219,000 during the three months ended March 31, 2025 and 2024, respectively, and $292,000 and $453,000 for the six months ended March 31, 2025 and 2024, respectively, which are included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for the three and six months ended March 31, 2025 and 2024. The Company had purchases from Forward China of approximately $1,888,000 and $2,007,000, for the three months ended March 31, 2025 and 2024, respectively, and $3,559,000 and $3,523,000 for the six months ended March 31, 2025 and 2024, respectively.

In order to preserve the Company’s current and future liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 are not covered by this agreement and are expected to be paid according to normal payment terms. At March 31, 2025, the remaining balance covered by this agreement was approximately $2,099,000 and is included in the balance of liabilities held for sale.

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”), to convert an aggregate $4,925,000 of amounts Due to Forward China into shares of Series A-1. Under the terms of the Conversion Agreements, in the fourth quarter of fiscal 2024 and the second quarter of fiscal 2025, respectively, Forward China agreed to convert $2,200,000 and $2,725,000, respectively, of the Due to Forward China payable into 2,200 shares and 2,725 shares, respectively, of the Company’s Series A-1. See Note 6.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 and $17,000 in the three months ended March 31, 2025 and 2024, respectively and $24,000 and $36,000 in the six months ended March 31, 2025 and 2024, respectively. The maturity date of this note was extended to June 30, 2025. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. This note has a remaining balance of $600,000 at March 31, 2025.

Other Related Party Activity

The Company’s retail division sold smart-enabled furniture, which was sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $104,000 and $376,000 in the three and six months ended March 31, 2024, respectively. Due to the Retail Exit, these revenues are included in the income from discontinued operations for the three and six months ended March 31, 2024.

The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement existed on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $0 and $20,000 for the three months and six months ended March 31, 2024, respectively. Due to the Retail Exit, these costs are included in the income from discontinued operations for the three and six months ended March 31, 2024. The Company had no accounts payable to Justwise at March 31, 2025 or September 30, 2024.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a significant shareholder of the Company and managing director of Forward China. The Company recognized revenue from this customer of $198,000 and $318,000 for the three and six months ended March 31, 2024, respectively. The Company had accounts receivable from this customer of $96,000 at September 30, 2024. There were no revenues from this customer for the three or six months ended March 31, 2025 or accounts receivable balances at March 31, 2025. Due to the OEM Plan, these revenues are included in income from discontinued operations for the three and six months ended March 31, 2024 and the accounts receivable balance is included in assets held for sale at September 30, 2024.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company is or may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2025, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space and the related expense is recorded in general and administrative expenses on the condensed consolidated financial statements. Total operating lease expense for the three and six months ended March 31, 2025 was $155,000 and $310,000, respectively and total operating lease expense for the three and six months ended March 31, 2024 was $155,000 and $309,000, respectively. Cash paid for amounts included in operating lease liabilities for the six months ended March 31, 2025 and 2024, which have been included in cash flows from operating activities, was $302,000 and $294,000, respectively.

The Company signed a renewal to extend the lease term of one of its New York locations for an additional 27 months. Payments under this operating lease commenced February 1, 2025 and escalate 4.0% per year. The monthly rent payment is $6,000 per month.

At March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 6.3 years and a weighted average discount rate of 5.9%.

At March 31, 2025, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2025	$305,000
Fiscal 2026	587,000
Fiscal 2027	465,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Thereafter	1,111,000
Total future minimum lease payments	3,336,000
Less imputed interest	(565,000)
Present value of lease liabilities	2,771,000
Less current portion of lease liabilities	(463,000)
Long-term portion of lease liabilities	$2,308,000

NOTE 11	SUBSEQUENT EVENTS

In connection with the OEM Plan, on April 30, 2025, the Company and Forward China agreed to extend the Supply Agreement until May 2, 2025. On May 2, 2025, the Company and Forward China agreed to extend the Supply Agreement until May 9, 2025. All other terms in the agreement remained unchanged from the prior agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  The following discussion and analysis compares our condensed consolidated results of operations for the three and six months ended March 31, 2025 (the “2025 Quarter” and the “2025 Period”, respectively) with those for the three and six months ended March 31, 2024 (the “2024 Quarter” and “2024 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, planned sale of the OEM business, closing of an equity line of credit or other equity financing as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our marketing people, economic or other factors resulting in the failure to enter into purchase agreements for the sale of equity, failure to reach a definitive agreement for the sale of the OEM business, inability to maintain compliance with Nasdaq listing standards, and the inability of our customers to pay for our services. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2024 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by applicable law or regulation. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. is a global design, sourcing and distribution company serving top tier medical and technology customers worldwide. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S.

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

Discontinued Operations

Considering the recurring losses incurred by the retail distribution segment, in July 2023, we decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represented a strategic shift in the Company’s business. The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our condensed consolidated balance sheet as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and six months ended March 31, 2025 and 2024.

In March 2025, in connection with the fourth Conversion Agreement (see Note 8 to the condensed consolidated financial statements), Forward China determined it would not renew the Buying Agency and Supply Agreement, which was scheduled to expire on April 30, 2025. Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment in the next three months, after which it does not plan to have any significant continuing involvement with this segment. The sale of the OEM business is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment are classified as assets and liabilities held for sale on the condensed consolidated balance sheets at March 31, 2025 and September 30, 2024. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and six months ended March 31, 2025 and 2024.

Unless otherwise noted, results for discontinued operations are excluded from the discussion that follows.

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

Critical Estimates

We discussed the significant estimation processes that are critical to our business operations and the understanding of our financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes in critical accounting policies or estimation processes during the period covered by this report, but the following accounting estimates had a material impact on our results of operations for the 2025 Period and fiscal 2024.

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

In December 2024, the Company was notified by its largest design customer of its plan to discontinue their insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented more than 30% of the Company’s consolidated net revenues in fiscal 2024. Due to the historically high concentration of revenue with this customer, the loss of its business was considered a triggering event which prompted the Company to evaluate the goodwill of the IPS reporting unit. Management performed quantitative testing on this reporting unit, which indicated its carrying amount exceeded its fair value, resulting in a goodwill impairment charge of $225,000 in December 2024, primarily driven by a reduction in its expected future performance.

In the second quarter of fiscal 2025, the IPS reporting unit continued to experience low levels of staff utilization due in part to the loss of the aforementioned major customer, which was anticipated. In addition, due to the uncertainty in the global markets related to tariffs on imports, many IPS customers were slow to commit funds to projects as they were unsure how tariffs and other macroeconomic factors would impact their business. The combination of these events resulted in negative gross profit for the IPS reporting unit in the second quarter, which the Company considered another triggering event to evaluate the goodwill of the IPS reporting unit for impairment. Management performed a quantitative goodwill impairment analysis for the IPS reporting unit at March 31, 2025, which indicated the fair value of the IPS reporting unit exceeded its carrying amount, resulting in no further goodwill impairment in the three months ended March 31, 2025.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

The table below summarizes our consolidated results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter:

	Consolidated Results of Operations
	2025 Quarter	2024 Quarter	Change ($)	Change (%)
Revenues, net	$3,123,000	$5,071,000	$(1,948,000)	(38.4%	)
Cost of sales	3,302,000	3,742,000	(440,000)	(11.8%	)
Gross profit/(loss)	(179,000)	1,329,000	(1,508,000)	(113.5%	)
Sales and marketing expenses	148,000	206,000	(58,000)	(28.2%	)
General and administrative expenses	1,495,000	1,744,000	(249,000)	(14.3%	)
Loss from operations	(1,822,000)	(621,000)	(1,201,000)	193.4%
Other expense, net	–	6,000	(6,000)	(100.0%	)
Loss from continuing operations	$(1,822,000)	$(627,000)	$(1,195,000)	190.6%

The discussion that follows below provides further details about our results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter.

The decline in net revenues from the 2024 Quarter to the 2025 Quarter is primarily attributable to the loss of a major customer in December 2024 as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. We expect this to continue to cause a material decrease in our revenues in fiscal 2025. We are working on cost reduction efforts to mitigate the reduction in revenue. Additionally, based on current economic conditions, in part due to the uncertainty in how tariffs will affect our customers, we believe that our revenues will continue to decrease in the design business as customers are slow to commit funds to projects.

Our gross profit/(loss) margin declined significantly, from 26.2% in the 2024 Quarter to (5.7%) in the 2025 Quarter, driven by lower staff utilization rates, and partially mitigated by an increase in the average bill rate.

Sales and marketing expenses decreased primarily due to lower personnel costs and increased as a percentage of revenues from 4.1% in the 2024 Quarter to 4.7% in the 2025 Quarter.

General and administrative expenses decreased in the 2025 Quarter. Lower personnel costs and a reduction in expenses related to our annual shareholder meeting were partially offset by higher professional fees. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The decrease in other expense, net is due to a decrease in interest expense resulting from a reduction in the amount of debt outstanding, a decrease in interest income resulting from lower cash balances in interest bearing accounts and a reduction in foreign currency exchange losses.

We generated a loss from continuing operations of $1,822,000 in the 2025 Quarter compared to $627,000 in the 2024 Quarter. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $1.65 and $0.57 for the 2025 Quarter and the 2024 Quarter, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2025 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2024

The table below summarizes our consolidated results from continuing operations for the 2025 Period as compared to the 2024 Period:

	Consolidated Results of Operations
	2025 Period	2024 Period	Change ($)	Change (%)
Revenues, net	$7,747,000	$10,213,000	$(2,466,000)	(24.1%	)
Cost of sales	6,793,000	7,441,000	(648,000)	(8.7%	)
Gross profit	954,000	2,772,000	(1,818,000)	(65.6%	)
Sales and marketing expenses	308,000	415,000	(107,000)	(25.8%	)
General and administrative expenses	3,141,000	3,342,000	(201,000)	(6.0%	)
Goodwill impairment	225,000	–	225,000	–
Loss from operations	(2,720,000)	(985,000)	(1,735,000)	176.1%
Other expense, net	–	7,000	(7,000)	(100.0%	)
Loss from continuing operations	$(2,720,000)	$(992,000)	$(1,728,000)	174.2%

The discussion that follows below provides further details about our results from continuing operations for the 2025 Period as compared to the 2024 Period.

The decline in net revenues from the 2024 Period to the 2025 Period is primarily attributable to the loss of a major customer in December 2024 as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. We expect this to continue to cause a material decrease in our revenues in fiscal 2025. We are working on cost reduction efforts to mitigate the reduction in revenue. Additionally, based on current economic conditions, in part due to the uncertainty in how tariffs will affect our customers, we believe that our revenues will continue to decrease in the design business as customers are slow to commit funds to projects.

Our gross margin decreased from 27.1% in the 2024 Period to 12.3% in the 2025 Period, driven by lower staff utilization rates and was partially offset by an increase in the average bill rate.

Sales and marketing expenses decreased primarily due to lower personnel costs but remained flat at 4.0% of revenues in both periods.

General and administrative expenses decreased in the 2025 Period. Lower personnel costs related to staff reductions, coupled with a reduction in expenses related to our annual shareholder meeting and lower director compensation were partially offset by higher professional fees. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During the 2025 Period, we recorded a goodwill impairment charge of $225,000 related to the IPS reporting unit. This impairment charge resulted from the quantitative goodwill impairment testing performed at December 31, 2024 and was driven by the expected reduction in revenues following the loss of a significant customer.

The decrease in other expense, net is due to a decrease in interest expense resulting from a reduction in the amount of debt outstanding, a decrease in interest income resulting from lower cash balances in interest bearing accounts and a reduction in foreign currency exchange losses.

We generated a loss from continuing operations of $2,720,000 in the 2025 Period compared to $992,000 in the 2024 Period. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $2.47 and $0.90 for the 2025 Period and the 2024 Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At March 31, 2025, our working capital (excluding discontinued assets held for sale) was $2,784,000 compared to working capital of $4,663,000 at September 30, 2024. The decrease was primarily due to lower cash and accounts receivable balances.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on June 30, 2025 (see Note 8 to the condensed consolidated financial statements). The outstanding balance of the FC Note has been reduced to $600,000 following principal payments totaling $1,000,000 made through March 31, 2025. While the FC Note has been extended multiple times to support our liquidity position, we intend to fund the repayment at maturity using existing cash balances, proceeds from equity and/or debt financing, and/or by seeking additional extensions as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. At March 31, 2025, our accounts payable due to Forward China was approximately $4,998,000. In connection with the sourcing agreement entered into in October 2023 (see Note 8 to the condensed consolidated financial statements) and in order to preserve our current and future liquidity, Forward China agreed to limit the amount of outstanding payables it would seek to collect from us up to $500,000 in any 12-month period. We have agreed to pay these amounts within 30 days of any such request. This agreement pertains only to payables that were outstanding at October 30, 2023 which totaled $7,365,000. Purchases made from Forward China made after October 30, 2023, are not covered by this agreement and are expected to be paid according to normal payment terms. At March 31, 2025, the remaining balance covered by this agreement was $2,099,000.

As previously disclosed on a Form 8-K filed with the SEC on March 24, 2025, the Company and Forward China have entered into proposed terms which would provide a framework by which Forward China would purchase either the assets or the securities of the OEM business. As part of those proposed terms, a payment plan on the amounts owed under the FC Note and the outstanding payables will be provided by Forward China as part of the consideration paid. We can provide no assurance that a definitive agreement will be reached or that any transaction will be completed.

The Company is in preliminary discussions regarding a potential sale of equity securities and establishment of an equity line of credit facility with an institutional investor. We can provide no assurance that either financing will close or, if closed, will be on terms acceptable to us.

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We had an accumulated deficit and working capital (excluding discontinued assets held for sale) of $21,797,000 and $2,784,000, respectively, at March 31, 2025, a net loss of $2,160,000 for the six months ended March 31, 2025 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $1,400,000 at April 30, 2025.

In December 2024, we were notified by our largest design customer of its plan to discontinue their insulin patch pump program, on which we were working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented more than 30% of the Company’s consolidated net revenues in fiscal 2024.  We expect this to continue to cause a material decrease in our revenues in Fiscal 2025. Based on our forecasted cash flows, we believe that there is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of issuance of the condensed consolidated financial statements.

If we have the opportunity to make a strategic acquisition, we may require additional capital beyond our current cash balance to fund the opportunity.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase a material amount of equipment and other capital assets in the future, depending on need.

Cash Flows

During the 2025 Period and 2024 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2025 Period, cash used in operating activities of $972,000 resulted from a net loss of $2,160,000, a decrease in accrued expenses and other current liabilities of $153,000 and the net change in other operating assets and liabilities of $33,000, partially offset by non-cash expenses of $462,000 related to depreciation, amortization, share-based compensation and credit loss expense and a decrease in accounts receivable of $912,000.

During the 2024 Period, cash used in operating activities of $383,000 resulted from a net loss of $907,000, decreases in accrued expenses and other current liabilities of $785,000, a decrease in accounts payable of $304,000, a decrease in deferred income of $69,000 and the net change in other operating assets and liabilities of $55,000, partially offset by the net change in discontinued assets and liabilities held for sale of $891,000, non-cash expenses of $228,000 related to depreciation, amortization, share-based compensation and credit loss expense and a decrease in accounts receivable of $618,000.

Investing Activities

Cash used in investing activities in the 2025 Quarter and the 2024 Quarter of $7,000 and $41,000, respectively, resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2024 Quarter of $350,000 consisted of principal payments on the promissory note held by Forward China.

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

From time to time, the Company is or may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  May 14, 2025

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kathleen Weisberg
Kathleen Weisberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	3/17/25	4.1
3.8	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)	10-K	12/27/24	4.2
10.1	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.1(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.2	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.3	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.4	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – October 2024	8-K	10/4/24	10.1
10.5	Accounts Payable Conversion Agreement - Forward Industries (Asia - Pacific) Corporation – February 2025	8-K	2/13/25	10.1
10.6	Accounts Payable Conversion Agreement - Forward Industries (Asia - Pacific) Corporation –March 2025 Series A-1	8-K	3/24/25	10.1
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

