Form 10-Q
period 2025-06-30
Forward Industries, Inc.
filed 2025-08-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 1,718,181 shares of the registrant’s common stock outstanding as of August 12, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
	(Unaudited)	(See Note 2)
Assets

Current assets:
Cash	$1,263,162	$2,777,125
Accounts receivable, net of allowances for credit losses of $15,916 and$27,282 as of June 30, 2025 and September 30, 2024, respectively	1,193,494	2,308,425
Contract assets	724,905	1,272,993
Prepaid expenses and other current assets	383,536	382,832
Assets held for sale	–	2,908,039
Total current assets	3,565,097	9,649,414

Property and equipment, net	153,855	218,025
Intangible assets, net	520,818	680,386
Goodwill	1,333,682	1,558,682
Operating lease right-of-use assets	2,417,332	2,593,112
Other assets	303,539	68,737
Total assets	$8,294,323	$14,768,356

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China (related party)	$600,000	$600,000
Due to Forward China (related party)	450,000	–
Accounts payable	208,811	103,581
Deferred income	309,976	399,439
Current portion of operating lease liability	474,799	404,056
Accrued expenses and other current liabilities	311,007	571,662
Liabilities held for sale	–	7,292,858
Total current liabilities	2,354,593	9,371,596

Other liabilities:
Warrant liability	402,888	–
Operating lease liability, less current portion	2,185,877	2,429,726
Total liabilities	4,943,358	11,801,322

Commitments and contingencies

Shareholders' equity:
Series A-1 Convertible Preferred Stock, par value $0.01 per share; stated value of $1,000 per share; 6,700 shares authorized, 4,925 and 2,200 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively (liquidation preference of $4,925,000 and $2,200,000 at June 30, 2025 and September 30, 2024, respectively)	4,925,000	2,200,000
Series B Convertible Preferred Stock, par value $0.01 per share; stated value of $1 per share; 1,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively (liquidation preference of $1,262,848 and $0 at June 30, 2025 and September 30, 2024, respectively)	10,000	–
Common stock, 40,000,000 shares authorized; par value $0.01 per share; 1,125,998 and 1,101,069 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	11,260	11,011
Additional paid-in capital	21,051,543	20,393,163
Accumulated deficit	(22,646,838)	(19,637,140)
Total shareholders' equity	3,350,965	2,967,034
Total liabilities and shareholders' equity	$8,294,323	$14,768,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues, net	$2,494,769	$5,036,232	$10,242,151	$15,248,984
Cost of sales	3,115,727	3,728,562	9,908,850	11,170,043
Gross profit/(loss)	(620,958)	1,307,670	333,301	4,078,941

Sales and marketing expenses	139,683	188,138	447,608	602,994
General and administrative expenses	1,799,140	1,578,743	4,940,264	4,920,586
Goodwill impairment	–	–	225,000	–

Operating loss	(2,559,781)	(459,211)	(5,279,571)	(1,444,639)

Interest income	(6,964)	(20,181)	(35,506)	(56,362)
Interest expense - related party	12,099	14,451	35,901	50,432
Gain on change in fair value of warrant liability	(160,223)	–	(160,223)	–
Other (income)/expense, net	(340)	1,218	4,594	8,376
Loss from continuing operations before income taxes	(2,404,353)	(454,699)	(5,124,337)	(1,447,085)

Provision for income taxes	–	–	–	–
Loss from continuing operations	(2,404,353)	(454,699)	(5,124,337)	(1,447,085)
Income from discontinued operations, net of tax	1,554,331	55,114	2,114,639	140,066
Net loss	(850,022)	(399,585)	(3,009,698)	(1,307,019)
Deemed dividend on Series B Convertible Preferred Stock	(10,278)	–	(10,278)	–
Net loss attributable to common shareholders	$(860,300)	$(399,585)	$(3,019,976)	$(1,307,019)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(2.17)	$(0.41)	$(4.65)	$(1.31)
Basic earnings per share from discontinued operations	1.40	0.05	1.92	0.12
Basic loss per share	$(0.77)	$(0.36)	$(2.73)	$(1.19)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(2.17)	$(0.41)	$(4.65)	$(1.31)
Diluted earnings per share from discontinued operations	1.40	0.05	1.92	0.12
Diluted loss per share	$(0.77)	$(0.36)	$(2.73)	$(1.19)

Weighted average common shares outstanding:
Basic	1,113,670	1,101,069	1,105,269	1,101,069
Diluted	1,113,670	1,101,069	1,105,269	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Nine Months Ended June 30, 2025

	Series A-1 Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	–	$–	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034
Share-based compensation	–	–	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	–	–	(708,065)	(708,065)
Balance at December 31, 2024	2,200	2,200,000	–	–	1,101,069	11,011	20,413,491	(20,345,205)	2,279,297
Share-based compensation	–	–	–	–	–	–	26,121	–	26,121
Net loss	–	–	–	–	–	–	–	(1,451,611)	(1,451,611)
Preferred stock issued in connection with conversion of accounts payable to Forward China	2,725	2,725,000	–	–	–	–	–	–	2,725,000
Balance at March 31, 2025	4,925	4,925,000	–	–	1,101,069	11,011	20,439,612	(21,796,816)	3,578,807
Share-based compensation	–	–	–	–	–	–	39,345	–	39,345
Net loss	–	–	–	–	–	–	–	(850,022)	(850,022)
Issuance of preferred stock, net of issuance costs	–	–	1,000,000	10,000	–	–	397,835	–	407,835
Common stock issued in connection with ELOC	–	–	–	–	24,929	249	174,751	–	175,000
Balance June 30, 2025	4,925	$4,925,000	1,000,000	$10,000	1,125,998	$11,260	$21,051,543	$(22,646,838)	$3,350,965

	For the Nine Months Ended June 30, 2024

	Series A-1 Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	–	$–	–	$–	1,101,069	$11,011	$20,291,803	$(17,686,553)	$2,616,261
Share-based compensation	–	–	–	–	–	–	50,811	–	50,811
Net loss	–	–	–	–	–	–	–	(354,220)	(354,220)
Balance at December 31, 2023	–	–	–	–	1,101,069	11,011	20,342,614	(18,040,773)	2,312,852
Share-based compensation	–	–	–	–	–	–	10,229	–	10,229
Net loss	–	–	–	–	–	–	–	(553,214)	(553,214)
Balance at March 31, 2024	–	–	–	–	1,101,069	11,011	20,352,843	(18,593,987)	1,769,867
Share-based compensation	–	–	–	–	–	–	20,259	–	20,259
Net loss	–	–	–	–	–	–	–	(399,585)	(399,585)
Balance at June 30, 2024	–	$–	–	$–	1,101,069	$11,011	$20,373,102	$(18,993,572)	$1,390,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30
	2025	2024
Operating Activities:
Net loss	$(3,009,698)	$(1,307,019)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Share-based compensation	85,794	81,299
Depreciation and amortization	249,515	248,400
Credit loss expense	29,073	3,033
Goodwill impairment	225,000	–
Gain on change in fair value of warrant liability	(160,223)	–
Gain on sale of OEM segment	(1,405,972)	–
Changes in operating assets and liabilities:
Accounts receivable	1,085,858	1,203,806
Contract assets	548,088	(393,593)
Prepaid expenses and other current assets	(704)	(84,706)
Accounts payable	105,230	(373,018)
Deferred income	(89,463)	(92,412)
Net changes in operating lease liabilities	2,674	11,948
Accrued expenses and other current liabilities	(260,655)	(707,391)
Net cash used in operating activities-continuing operations	(2,595,483)	(1,409,653)
Net cash provided by operating activities-discontinued operations	396,153	1,462,214
Net cash (used in) / provided by operating activities	(2,199,330)	52,561

Investing Activities:
Cash paid for sale of OEM segment	(200,000)	–
Purchases of property and equipment	(25,777)	(50,074)
Net cash used in investing activities	(225,777)	(50,074)

Financing Activities:
Proceeds from issuance of preferred stock and warrants, net of related issuance costs	970,946	–
Deferred financing cost associated with equity line of credit	(59,802)	–
Repayment of note payable to Forward China (related party)	–	(500,000)
Net cash provided by/(used in) financing activities	911,144	(500,000)

Net decrease in cash	(1,513,963)	(497,513)
Cash at beginning of period	2,777,125	2,822,509
Cash at end of period	$1,263,162	$2,324,996

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,901	$35,981
Cash paid for taxes	$15,950	$4,498

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$157,424	$–
Conversion of accounts payable to convertible preferred stock	$2,725,000	$–
Fair value of commitment shares issued for equity line of credit	$175,000	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design company serving top tier medical and technology customers. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S.

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

Discontinued Operations

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment was presented as discontinued assets held for sale on the balance sheet on September 30, 2023.

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the current and prior periods presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a related party owned by the Company’s former CEO (see Note 8).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on these discontinued operations.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit and working capital of $22,647,000 and $1,211,000, respectively, on June 30, 2025, a net loss of $3,010,000 for the nine months ended June 30, 2025 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $5,600,000 at August 12, 2025.

In December 2024, our largest customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. We expect this to continue to cause a material decrease in our revenues relative to Fiscal 2024. In addition, due to the uncertainty in the global markets related to tariffs on imports, many customers have been slow to commit funds to projects with us. Based on our forecasted cash flows, we believe our existing cash balance and working capital may not be sufficient to meet our liquidity needs through August 2026, 12 months from the date of issuance of these condensed consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

Management initiated cost reduction measures to mitigate the impact of declining revenues, including two reductions in workforce in January and June of 2025. Management continues to evaluate and adjust cost reduction efforts as deemed necessary based on the ongoing needs of the business. In May 2025, the Company raised $1 million via the issuance of Series B Convertible Preferred Stock (see Note 6). From July 1 to August 12, 2025, the Company raised $2,432,000 additional capital via its equity line of credit (see Note 6) and $2,230,000 in a registered direct offering (See Note 12). Assuming the Company continues to meet its obligations under the Series B Preferred Stock Purchase Agreement (see Note 6), management plans to raise additional capital through the ELOC in the near future. We cannot provide any assurance that: (i) we will be able to continue selling under the ELOC, (ii) if we are able to sell under the ELOC, that we will be able to do so at prices that we believe are beneficial to the Company and its shareholders, or (iii) that our registration statement on Form S-1 registering shares to be sold under the ELOC in the future will be declared and remain effective. As of the filing date of this Form 10-Q, the Company has sold all shares registered by it under the ELOC. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern. Such adjustments could be material.

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

Segment Reporting

As a result of the Retail Exit and the OEM Plan, the design segment is the Company’s only reportable segment at June 30, 2025. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers net of an allowance for credit losses. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2025 and September 30, 2024, the Company had allowances for credit losses of $16,000 and $27,000, respectively.

Inventories

Inventories consisted primarily of finished goods and were stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance was made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. If needed, an allowance was established through charges to cost of sales in the Company’s condensed consolidated statements of operations. In determining the adequacy of any allowance, management’s estimates were based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Due to the Retail Exit and the OEM Plan the Company has no remaining inventory at June 30, 2025. Inventory on hand at September 30, 2024 is presented as a component of assets held for sale.

Revenue Recognition

Discontinued OEM Distribution Segment

The OEM distribution segment recognized revenue when: (i) finished goods were shipped to its customers (in general, these conditions occurred at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there were no other deliverables or performance obligations; and (iii) there were no further obligations to the customer after the title of the goods had transferred. If the Company received consideration before achieving the criteria previously mentioned, it recorded a contract liability, which was classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The OEM distribution segment had no contract liabilities at June 30, 2025 or September 30, 2024. The results of operations of the OEM segment are reported as discontinued operations for the three and nine months ended June 30, 2025 and 2024. See Note 3.

Discontinued Retail Distribution Segment

The discontinued retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue was recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods were transferred to the retailer, which generally occurred upon shipment to the end customer. Other than product delivery, the retail distribution segment did not typically have other deliverables or performance obligations associated with its products. Revenue was measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that would be remitted to governmental authorities. When the Company received consideration before achieving the criteria previously mentioned, it recorded a contract liability, which was classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had no contract liabilities at June 30, 2025 or September 30, 2024. The results of operations of the retail segment are reported as discontinued operations for the three and nine months ended June 30, 2025 and 2024. See Note 3.

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

Recognized revenues that will not be billed until a later date are recorded as contract assets in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $725,000, $1,273,000 and $976,000 at June 30, 2025, September 30, 2024 and September 30, 2023, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $310,000, $399,000, and $297,000 at June 30, 2025, September 30, 2024 and September 30, 2023, respectively.

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

The carrying amounts of cash, accounts receivable, accounts payable, due to Forward China, and the Note payable to Forward China approximate fair value due to their short-term maturities.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at June 30, 2025.

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

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of all remaining retail inventory, and collected remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The Retail Exit was considered a strategic shift that would have a significant impact on the Company’s operations and financial results. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our condensed consolidated balance sheets as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024.

In March 2025, in connection with the fourth Conversion Agreement (see Note 8), Forward China determined it would not renew the Buying Agency and Supply Agreement (“Sourcing Agreement”), which subsequently expired on May 9, 2025 (see Note 8). Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment. On May 16, 2025, the Company and Forward US entered into a transaction agreement with Forward China, pursuant to which the Company sold all equity interest in Forward Switzerland and Forward UK and sold certain other net assets related to Forward US’ OEM segment to Forward China to satisfy outstanding payables due to Forward China under the Sourcing Agreement. Additionally, the Company and Forward China terminated the Supply Agreement and extended the term of the Note Payable (see Note 8) to December 31, 2025. The Company paid $200,000 at closing and agreed to make additional cash payments of $150,000 on each of July 31, 2025, August 31, 2025 and September 30, 2025, which are shown as Due to Forward China on the condensed consolidated financial statements. Results of operations for Forward Switzerland and Forward UK were included in the Company’s results of operations through and including May 16, 2025.

The sale of the OEM business is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the condensed consolidated balance sheets at September 30, 2024. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024. The condensed consolidated balance sheets and statements of operations for comparable periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

The following table presents the major components of the “Income from discontinued operations, net of tax” in our condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues, net	$845,000	$2,824,000	$5,563,000	$8,350,000
Cost of sales	660,000	2,547,000	4,445,000	7,305,000
Gross profit	185,000	277,000	1,118,000	1,045,000

Sales and marketing expenses	64,000	163,000	360,000	711,000
General and administrative expenses	(27,000)	59,000	49,000	194,000
Operating income from discontinued operations	148,000	55,000	709,000	140,000
Gain on sale of discontinued operations	1,406,000	–	1,406,000	–
Net income from discontinued operations	$1,554,000	$55,000	$2,115,000	$140,000

There were no depreciation, amortization, or financing cash flow activities for the discontinued operations in the three or nine months ended June 30, 2025 or 2024. Investing cash flows related to the discontinued operations included $200,000 paid for the sale of the OEM segment in May 2025. The only significant non-cash activity for the discontinued operations in the three and nine months ended June 30, 2025 and 2024 was the conversion of accounts payable to Forward China into preferred stock in February and March of 2025 (See Note 8).

The following table presents the major components of assets and liabilities held for sale on our condensed consolidated balance sheet at September 30, 2024:

Cash	$245,000
Accounts receivable, net	2,124,000
Inventories	490,000
Prepaid expenses and other current assets	49,000
Total assets held for sale	2,908,000

Accounts payable	$25,000
Due to Forward China	7,226,000
Other current liabilities	42,000
Total liabilities held for sale	$7,293,000

NOTE 4	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2025			September 30, 2024
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets
Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(271,000)	(1,183,000)	(1,454,000)	(242,000)	(1,053,000)	(1,295,000)
Net carrying amount	$314,000	$207,000	$521,000	$343,000	$337,000	$680,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended June 30, 2025 and 2024, and $160,000 for the nine months ended June 30, 2025 and 2024, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At June 30, 2025, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2025	$53,000
Fiscal 2026	121,000
Fiscal 2027	82,000
Fiscal 2028	4,000
Fiscal 2029	39,000
Fiscal 2030	39,000
Thereafter	183,000
Total	$521,000

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

In the second and third quarters of fiscal 2025, the IPS reporting unit continued to experience low levels of staff utilization due in part to the loss of the aforementioned major customer, which was anticipated. In addition, due to the uncertainty in the global markets related to tariffs on imports, primarily in the second quarter of fiscal 2025, many IPS customers were slow to commit funds to projects as they were unsure how tariffs and other macroeconomic factors would impact their business. The combination of these events resulted in negative gross profit for the IPS reporting unit in the second and third quarters, which the Company considered triggering events to evaluate the goodwill of the IPS reporting unit for impairment. Management concluded an impairment was more likely than not to have occurred and performed a quantitative goodwill impairment analysis for the IPS reporting unit at June 30, 2025. Using primarily an income approach methodology, the fair value of the IPS reporting unit was estimated using a discounted cash flow analysis incorporating variables categorized with Level 3 of the fair value hierarchy, such as projected revenues, growth rate and discount rate. Considering the workforce reductions in January and June of 2025, modest expectations of revenue growth for this reporting unit, and the reduction in its carrying value, the quantitative testing indicated the fair value of the IPS reporting unit exceeded its carrying amount, resulting in no further goodwill impairment in the nine months ended June 30, 2025.

Below is rollforward of goodwill:

Balance at September 30, 2024	$1,559,000
Impairment of IPS reporting unit	(225,000)
Balance at June 30, 2025	$1,334,000

NOTE 5	SEGMENTS AND CONCENTRATIONS

As a result of the Retail Exit and the OEM Plan, the Company now has only one reportable segment. The prior year segment disclosures have been reformatted from what was previously disclosed to conform to the current year presentation and omit certain disclosures that are no longer required.

Revenues from two customers represented 32.4% of the Company’s consolidated net revenues for the three months ended June 30, 2025. Revenues from three customers represented 42.5% of the Company’s consolidated net revenues for the nine months ended June 30, 2025. Revenues from two customer represented 49.7% and 50.1% of the Company’s consolidated net revenues for the three and nine months ended June 30, 2024, respectively.

Accounts receivable and contract assets from three customers represented 50.1% and 57.9% of the Company’s consolidated accounts receivable and contract asset balances at June 30, 2025 and September 30, 2024, respectively.

In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. The Company expects this to continue to cause a material decrease in revenues relative to Fiscal 2024.

NOTE 6	SHAREHOLDERS’ EQUITY

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) (collectively, with the Minimum Bid Price Rule, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the first Accounts Payable Conversion Agreement (described in Note 8), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company was subject to a Nasdaq “Panel Monitor” which provided that in the event the Company fails to satisfy the Stockholders’ Equity Rule (not the Minimum Bid Price Rule) during the monitoring period, the Company would be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.

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

Preferred Stock

Series A-1 Convertible Preferred Stock

In connection with the Accounts Payable Conversion Agreements with Forward China (see Note 8), the Company filed three Certificates of Amendment to the Certificate of Incorporation (the “COD”) designating 6,700 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”), with a stated value of $1,000 per share (the “Stated Value”).

The holders of the Series A-1 have no voting rights and rank senior to all classes or series of the Company’s common stock with respect to the distribution of assets upon liquidation, dissolution, or winding up. Subject to a 19.9% Share Cap (as defined in the COD), the Series A-1 shall be convertible into a number of shares of the Company’s common stock as determined by (i) multiplying the number of shares to be converted by the Stated Value, (ii) adding the result of all accrued and accumulated and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price of $7.50, subject to adjustment as defined in the COD. The Series A-1 is not redeemable. See Note 12.

Series B Convertible Preferred Stock

On May 21, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “COD”) designating 1,000,000 shares of Series B Convertible Preferred Stock (the “Series B”), with a par value of $0.01 per share and a stated value of $1.00 per share. The Series B shares: (i) accrue dividends at 10% per annum, payable quarterly in arrears in cash, provided that the Company may elect to pay dividends in common stock or by increasing the stated value if specified equity conditions are met (as defined in the COD), (ii) are convertible into common stock at $4.50 per share, subject to customary anti-dilution and other adjustments as set forth in the COD, (iii) are mandatorily convertible if certain conditions are met, (iv) have liquidation rights equal to the greater of 125% of the conversion amount and the amount the holder would have received if the holder converted the shares into common stock immediately prior to liquidation, (v) are not redeemable, (vi) have such voting rights as required by New York law, including class voting rights on matters affecting the Series B rights and preferences and (vii) have senior rights to all classes of common stock with respect to dividends, distributions, and liquidation preferences. The Series B shares contain certain beneficial ownership limitations and are subject to a maximum number of shares of common stock that may be issued without triggering shareholder approval requirements under the Nasdaq Stock Market rules. See Note 12. Dividends through June 30, 2025 were capitalized by increasing the stated value of each share of the Series B.

On May 23, 2025 the Company entered into a Preferred Stock Purchase Agreement (the “PS Agreement”) and related Registration Rights Agreement with two accredited investors whereby the Company granted the investors an aggregate of 1,000,000 shares of the Series B and warrants to purchase an additional 111,111 shares of common stock in exchange for $1,000,000. The PS Agreement contains restrictions on the Company’s ability to incur debt, issue additional preferred shares, enter into a change of control transaction or make restricted payments without prior written consent of the investors. The Company paid third-party fees of $66,500 associated with this agreement, of which $29,000 related to the preferred stock portion of the agreement and has been deducted from the proceeds and recorded as a reduction of additional paid-in capital, and $37,500 related to the warrants and has been recorded as a component of general and administrative expenses on the condensed consolidated financial statements at June 30, 2025.

Warrants

In connection with the PS Agreement, the Company issued warrants to purchase 111,111 shares of its common stock with an exercise price of $6.50 per share and an expiration date of May 23, 2030. The warrants have been classified as a liability because the nature of certain settlement provisions prevent them from meeting the fixed-for-fixed equity classification criteria in ASC 815, “Derivatives and Hedging.” The fair value of the warrants was measured on the grant date and is remeasured every reporting period with the resulting gain or loss from the change in fair value recorded as a component of other income/expense on the condensed consolidated financial statements. The fair value of the warrants was estimated using a Black-Scholes valuation methodology using the assumptions in the following table, which are categorized within Level 3 of the fair value hierarchy. The expected term represents the remaining contractual term of the warrants. The expected volatility is based on the historical price of the Company’s common stock over the most recent periods commensurate with the expected term of the warrants. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the warrants’ expected term. The Company historically has not paid any dividends on its common stock and has no intention to do so in the foreseeable future.

	May 23,	June 30,
	2025	2025
Expected term (years)	5.0	4.9
Expected volatility	76.75%	76.94%
Risk free interest rate	4.08%	3.79%
Expected dividends	0%	0%

The change in fair value of the warrants is as follows:

Warrant liability at May 23, 2025	563,111
Change in fair value of warrant liability	(160,223)
Warrant liability at June 30, 2025	402,888

Equity Line of Credit

On May 16, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC”) and related Registration Right Agreement with an accredited investor (the “Purchaser”) pursuant to which the Company has the right, in its sole discretion, to sell, and the Purchaser agrees to purchase, shares of the Company’s common stock having an aggregate value of up to $35 million, subject to certain limitations and conditions set forth in the underlying agreement. See Note 12. The Company will control the timing and amount of any sales of common stock under this agreement. In connection with the execution of the ELOC, the Company issued 25,000 commitment shares to the Purchaser and paid third-party fees of $60,000, which have been recorded as a component of other assets on the condensed consolidated financial statements. Pursuant to the terms of the ELOC, the Company may issue and sell shares to the Purchaser at prices discounted below the then-current market price of the Company’s common stock. As of June 30, 2025, no other shares of common stock were issued in connection with this agreement.

On June 10, 2025, the Company filed a registration statement to register shares of common stock issuable under the ELOC. The registration statement was declared effective by the SEC on June 20, 2025. See Note 12.

Stock Options

On June 1, 2025, the Company granted options to three of its non-employee directors to purchase an aggregate of 36,000 shares of its common stock at an exercise price of $6.37 per share. The options vest one year from the date of grant and expire five years from the date of grant. The options have a grant-date fair value of $3.29 per share and an aggregate grant-date fair value of $120,000, which will be recognized, net of forfeitures, ratably over the vesting period.

On February 1, 2025, the Company granted options to one of its non-employee directors to purchase 14,000 shares of its common stock at an exercise price of $6.01 per share. The options vest one year from the date of grant and expire 5 years from the date of grant. The options have a grant-date fair value of $2.90 per share and an aggregate grant-date fair value of $40,000, which will be recognized, net of forfeitures, ratably over the vesting period.

On October 1, 2024, the Company granted options to two of its non-employee directors to purchase an aggregate of 48,000 shares of its common stock at an exercise price of $3.73 per share. The options vest one year from the date of grant and expire five years from the date of grant. The options have a grant-date fair value of $1.67 per share and an aggregate grant-date fair value of $80,000, which will be recognized, net of forfeitures, ratably over the vesting period.

On October 1, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 33,000 shares of its common stock at an exercise price of $7.60 per share. The options vested one year from the date of grant, expire five years from the date of the grant and 11,000 were forfeited prior to vesting. The options have a grant-date fair value of $3.60 per share and an aggregate grant-date fair value of $120,000, which was recognized, net of forfeitures, ratably over the vesting period.

On May 31, 2023, the Company granted options to three of its non-employee directors to purchase an aggregate of 12,000 shares of its common stock at an exercise price of $10.30 per share. The options vested six months from the date of grant and expire five years from the date of the grant. The options have a grant-date fair value of $4.80 per share and an aggregate grant-date fair value of $60,000, which was recognized, net of forfeitures, ratably over the vesting period.

There were no options exercised during the three or nine months ended June 30, 2025 or 2024.

The Company recognized compensation expense for stock option awards of $39,000 and $20,000 during the three months ended June 30, 2025 and 2024, respectively, and $86,000 and $81,000 for the nine months ended June 30, 2025 and 2024, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At June 30, 2025 there was $154,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.8 years. Options outstanding and exercisable at June 30, 2025 had a weighted average exercise price of $8.06 and $12.29, respectively.

NOTE 7	EARNINGS PER SHARE

Basic earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, and convertible securities, computed using the if-converted method.

A reconciliation of basic and diluted earnings per share is as follows:

Schedule of reconciliation of basic and diluted earnings per share
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(2,404,353)	$(454,699)	$(5,124,337)	$(1,447,085)
Less deemed dividend on Series B Convertible Preferred Stock	(10,278)	–	(10,278)	–
Loss from continuing operations attributable to common shareholders	(2,414,631)	(454,699)	(5,134,615)	(1,447,085)
Income from discontinued operations, net of tax	1,554,331	55,114	2,114,639	140,066
Net loss attributable to common shareholders	$(860,300)	$(399,585)	$(3,019,976)	$(1,307,019)

Denominator:
Weighted average common shares outstanding	1,113,670	1,101,069	1,105,269	1,101,069
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	1,113,670	1,101,069	1,105,269	1,101,069

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(2.17)	$(0.41)	$(4.65)	$(1.31)
Basic earnings per share from discontinued operations	1.40	0.05	1.92	0.12
Basic loss per share attributable to common shareholders	$(0.77)	$(0.36)	$(2.73)	$(1.19)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(2.17)	$(0.41)	$(4.65)	$(1.31)
Diluted earnings per share from discontinued operations	1.40	0.05	1.92	0.12
Diluted loss per share attributable to common shareholders	$(0.77)	$(0.36)	$(2.73)	$(1.19)

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Convertible preferred stock	879,000	–	879,000	–
Options	169,000	97,000	169,000	97,000
Warrants	186,000	7,500	186,000	7,500
Total potentially dilutive shares	1,234,000	104,500	1,234,000	104,500

NOTE 8	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company had a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provided that, upon the terms and subject to the conditions set forth therein, Forward China would act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchased products at Forward China’s cost and, from October 2023 through October 2024, paid Forward China a monthly service fee equal to the sum of (i) $65,833, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Due to the Retail Exit and decline in the OEM distribution segment business, this sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers. The Sourcing Agreement was extended until May 9, 2025 and was subsequently terminated in connection with the sale of the OEM segment. See Note 3.

In connection with the sale of the OEM segment, effective May 16, 2025, the Company and Terence Wise, who served as the Chief Executive Officer of the Company, the Chairman of the Board, and a director, entered into a Separation Agreement pursuant to which, Mr. Wise resigned from all of these positions with the Company.

Terence Wise, former Chief Executive Officer and Chairman of the Company, is the owner of Forward China and beneficially owns more than 5% of the Company’s common stock. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $39,000 and $221,000 during the three months ended June 30, 2025 and 2024, respectively, and $331,000 and $674,000 for the nine months ended June 30, 2025 and 2024, respectively, which were included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for the three and nine months ended June 30, 2025 and 2024. The Company had purchases from Forward China of approximately $480,000 and $2,149,000, for the three months ended June 30, 2025 and 2024, respectively, and $4,040,000 and $5,672,000 for the nine months ended June 30, 2025 and 2024, respectively.

In order to preserve the Company’s liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertained only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023 were not covered by this agreement and were expected to be paid according to normal payment terms. In connection with the sale of the OEM segment in May 2025 (see Note 3), this agreement was terminated and all amounts due thereunder extinguished.

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”) pursuant to which Forward China agreed to convert an aggregate $4,925,000 of amounts due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, in the fourth quarter of fiscal 2024 and the second quarter of fiscal 2025, respectively, Forward China agreed to convert $2,200,000 and $2,725,000, respectively, of amounts due to Forward China into 2,200 shares and 2,725 shares, respectively, of the Company’s Series A-1. See Note 6.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 and $14,000 in the three months ended June 30, 2025 and 2024, respectively and $36,000 and $50,000 in the nine months ended June 30, 2025 and 2024, respectively. In connection with the sale of the OEM segment, the maturity date of this note was extended to December 31, 2025. The maturity date of this note has been extended multiple times pursuant to amendments between the parties, with the current maturity date being December 31, 2025. This note has a remaining balance of $600,000 at June 30, 2025.

Other Related Party Activity

The Company’s retail division sold smart-enabled furniture, which was sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”), a company owned by Terence Wise, former Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $4,000 and $380,000 in the three and nine months ended June 30, 2024, respectively. Due to the Retail Exit, these revenues are included in the income from discontinued operations for the three and nine months ended June 30, 2024.

The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement expired November 30, 2023. The Company incurred costs under this agreement of $0 and $20,000 for the three months and nine months ended June 30, 2024, respectively. Due to the Retail Exit, these costs are included in the income from discontinued operations for the three and nine months ended June 30, 2024. The Company had no accounts payable to Justwise at June 30, 2025 or September 30, 2024.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu. The Company recognized revenue from this customer of $108,000 and $122,000 for the three and nine months ended June 30, 2024, respectively. The Company had accounts receivable from this customer of $96,000 at September 30, 2024. There were no revenues from this customer for the three or nine months ended June 30, 2025 or accounts receivable balances at June 30, 2025. Due to the OEM Plan, these revenues are included in income from discontinued operations for the three and nine months ended June 30, 2024 and the accounts receivable balance is included in assets held for sale at September 30, 2024.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company is or may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2025, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space and the related expense is recorded in general and administrative expenses on the condensed consolidated financial statements. Total operating lease expense for the three and nine months ended June 30, 2025 was $155,000 and $465,000, respectively and total operating lease expense for the three and nine months ended June 30, 2024 was $155,000 and $464,000, respectively. Cash paid for amounts included in operating lease liabilities for the nine months ended June 30, 2025 and 2024, which have been included in cash flows from operating activities, was $452,000 and $441,000, respectively.

The Company signed a renewal to extend the lease term of one of its New York locations through April 2027. Payments under this operating lease commenced February 1, 2025 and escalate 4.0% per year. The monthly rent payment is $6,000 per month.

At June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 5.9%.

At June 30, 2025, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2025	$154,000
Fiscal 2026	587,000
Fiscal 2027	465,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Thereafter	1,111,000
Total future minimum lease payments	3,185,000
Less imputed interest	(524,000)
Present value of lease liabilities	2,661,000
Less current portion of lease liabilities	(475,000)
Long-term portion of lease liabilities	$2,186,000

NOTE 11	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2025 and September 30, 2024 are as follows:

	June 30,	September 30,
	2025	2024
Accrued commissions/bonuses	$18,000	$114,000
Paid time off	259,000	263,000
Other	34,000	195,000
Total	$311,000	$572,000

NOTE 12	SUBSEQUENT EVENTS

On August 8, 2025, the Company’s shareholders approved, among other proposals, (i) of the issuance of shares of the Company’s common stock in excess of the Nasdaq 19.9% (exchange cap) limitations pursuant to the conversion of the Series B and exercise of the warrants issued pursuant to the PS Agreement, (ii) of the issuance of shares that may be issued under the ELOC without giving effect to the 19.9% (exchange cap) limitations in the underlying agreements and (iii) an amendment to the 2021 Equity Incentive Plan to increase the number of shares of the Company’s common stock available and reserved for issuance thereunder by 300,000 shares.

On August 8, 2025, Forward China converted 610 shares of the Series A-1 into 81,333 shares of common stock in accordance with the Company’s Certificate of Incorporation (as amended). See Note 6.

On August 11, 2025, the Company entered into subscription agreements with six investors pursuant to which it agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of approximately 263,000 shares of its common stock at a price of $8.50 per share. The Offering closed on August 11, 2025 and the aggregate gross proceeds from the Offering were approximately $2,230,000.

From July 1 – August 12, 2025, the Company received gross proceeds of $2,432,000 from the sale of 246,000 shares of common stock under the ELOC. See Note 6.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  The following discussion and analysis compares our condensed consolidated results of operations for the three and nine months ended June 30, 2025 (the “2025 Quarter” and the “2025 Period”, respectively) with those for the three and nine months ended June 30, 2024 (the “2024 Quarter” and “2024 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, plans on utilizing the equity line of credit, plans for other financing as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These risks include the inability to expand our customer base, loss of additional customers, pricing pressures, lack of success of our marketing efforts, economic or other factors resulting in the failure to enter into purchase agreements for the sale of equity, failure to raise capital when needed, the inability to maintain compliance with Nasdaq listing standards, and the inability of our customers to pay for our services. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended September 30, 2024 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by applicable law or regulation. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. is a global design company serving top tier medical and technology customers. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S.

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

Discontinued Operations

In July 2023, we decided to cease operations of our retail distribution segment (“Retail Exit”) and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represented a strategic shift in the Company’s business. The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our condensed consolidated balance sheet as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the condensed consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024.

In March 2025, in connection with the fourth Conversion Agreement (see Note 8 to the condensed consolidated financial statements), Forward China determined it would not renew the Buying Agency and Supply Agreement, which subsequently expired on May 9, 2025. Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment. On May 16, 2025, the Company and Forward US entered into a transaction agreement with Forward China, pursuant to which the Company sold all equity interest in Forward Switzerland and Forward UK and certain other net assets related to Forward US’ OEM segment to Forward China to satisfy outstanding payables due to Forward China under the Sourcing Agreement. Additionally, the Company and Forward China terminated the Supply Agreement and extended the term of the Note Payable (see Note 8 to the condensed consolidated financial statements) to December 31, 2025. The Company paid $200,000 at closing and agreed to make additional cash payments of $150,000 on each of July 31, 2025, August 31, 2025 and September 30, 2025, which are shown as Due to Forward China on the condensed consolidated financial statements. Results of operations for Forward Switzerland and Forward UK were included in the Company’s results of operations through and including May 16, 2025. The sale of the OEM business is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the condensed consolidated balance sheets at September 30, 2024. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended June 30, 2025 and 2024. Unless otherwise noted, results for discontinued operations are excluded from the discussion that follows.

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

In December 2024, the Company was notified by its largest design customer of its plan to discontinue their insulin patch pump program, on which IPS was working, and was beginning to wind down all activities related to it. Revenue from this customer (all of which related to this program) represented more than 30% of the Company’s consolidated net revenues in fiscal 2024. Due to the historically high concentration of revenue with this customer, the loss of its business was considered a triggering event which prompted the Company to evaluate the goodwill of the IPS reporting unit. Management performed quantitative testing on this reporting unit, which indicated its carrying amount exceeded its fair value, resulting in a goodwill impairment charge of $225,000 in December 2024, primarily driven by a reduction in its expected future performance at that time.

In the second and third quarters of fiscal 2025, the IPS reporting unit continued to experience low levels of staff utilization due in part to the loss of the aforementioned major customer, which was anticipated. In addition, due to the uncertainty in the global markets related to tariffs on imports, many IPS customers were slow to commit funds to projects, primarily in the second quarter of fiscal 2025, as they were unsure how tariffs and other macroeconomic factors would impact their business. The combination of these events resulted in negative gross profit for the IPS reporting unit in the second and third quarters, which the Company considered triggering events to evaluate the goodwill of the IPS reporting unit for impairment. Management performed a quantitative goodwill impairment analysis for the IPS reporting unit at March 31, 2025 and June 30, 2025, both of which indicated the fair value of the IPS reporting unit exceeded its carrying amount, resulting in no further goodwill impairment in the three months ended March 31, 2025 or June 30, 2025.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

The table below summarizes our consolidated results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter:

	Consolidated Results of Operations
	2025 Quarter	2024 Quarter	Change ($)	Change (%)
Revenues, net	$2,495,000	$5,036,000	$(2,541,000)	(50.5%	)
Cost of sales	3,116,000	3,728,000	(612,000)	(16.4%	)
Gross profit/(loss)	(621,000)	1,308,000	(1,929,000)	(147.5%	)
Sales and marketing expenses	140,000	188,000	(48,000)	(25.5%	)
General and administrative expenses	1,799,000	1,579,000	220,000	13.9%
Operating loss	(2,560,000)	(459,000)	(2,101,000)	457.7%
Other income, net	(156,000)	(4,000)	(152,000)	3,800.0%
Loss from continuing operations	$(2,404,000)	$(455,000)	$(1,949,000)	428.4%

The discussion that follows below provides further details about our results from continuing operations for the 2025 Quarter as compared to the 2024 Quarter.

The decline in net revenues from the 2024 Quarter to the 2025 Quarter is primarily attributable to the loss of a major customer in December 2024 as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. We expect this to continue to cause a material decrease in our revenues relative to fiscal 2024. Management initiated cost reduction measures to mitigate the impact of declining revenues, including two reductions in workforce in January 2025.

Our gross profit/(loss) margin declined significantly, from 26.0% in the 2024 Quarter to (24.9%) in the 2025 Quarter, driven by lower revenues and utilization rates and was partially mitigated by staff reductions in January 2025.

Sales and marketing expenses decreased primarily due to lower personnel costs and lower marketing spend but increased as a percentage of revenues from 3.7% in the 2024 Quarter to 5.6% in the 2025 Quarter.

General and administrative expenses increased in the 2025 Quarter. Lower personnel costs related to staff reductions and a reduction in expenses related to the June 2024 reverse stock split were offset by higher professional fees primarily related to the sale of the OEM division. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The change in other income, net is primarily due to the change in fair value of the warrant liability and the decrease in interest income resulting from lower cash balances in interest bearing accounts.

We generated a loss from continuing operations of $2,404,000 in the 2025 Quarter compared to $455,000 in the 2024 Quarter. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $2.17 and $0.41 for the 2025 Quarter and the 2024 Quarter, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2024

The table below summarizes our consolidated results from continuing operations for the 2025 Period as compared to the 2024 Period:

	Consolidated Results of Operations
	2025 Period	2024 Period	Change ($)	Change (%)
Revenues, net	$10,242,000	$15,249,000	$(5,007,000)	(32.8%	)
Cost of sales	9,909,000	11,170,000	(1,261,000)	(11.3%	)
Gross profit	333,000	4,079,000	(3,746,000)	(91.8%	)
Sales and marketing expenses	448,000	603,000	(155,000)	(25.7%	)
General and administrative expenses	4,940,000	4,921,000	19,000	(0.4%	)
Goodwill impairment	225,000	–	225,000	–
Operating loss	(5,280,000)	(1,445,000)	(3,835,000)	265.4%
Other (income)/expense, net	(156,000)	2,000	(158,000)	(7,900.0%	)
Loss from continuing operations	$(5,124,000)	$(1,447,000)	$(3,677,000)	254.1%

The discussion that follows below provides further details about our results from continuing operations for the 2025 Period as compared to the 2024 Period.

The decline in net revenues from the 2024 Period to the 2025 Period is primarily attributable to the loss of a major customer in December 2024 as well as a net decrease in volume of work and projects with continuing customers, partially offset by projects from new customers. In December 2024, our largest design customer notified us of its plan to discontinue their insulin patch pump program, on which we were working. We expect this to continue to cause a material decrease in our revenues relative to fiscal 2024. Management initiated cost reduction measures to mitigate the impact of declining revenues, including two reductions in workforce in January and June 2025.

Our gross margin decreased from 26.7% in the 2024 Period to 3.3% in the 2025 Period, driven by lower revenue and utilization rates and was partially offset by staff reductions in January and June of 2025.

Sales and marketing expenses decreased primarily due to lower personnel costs and lower marketing spend but increased as a percentage of revenues from 4.0% in the 2024 Period to 4.4% in the 2025 Period.

General and administrative expenses increased in the 2025 Period. Lower personnel costs related to staff reductions, a reduction in expenses related to our annual shareholder meeting and the June 2024 reverse stock split and lower director compensation were offset by higher professional fees primarily related to the sale of the OEM segment. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The change in other (income)/expense, net is primarily due to the change in fair value of the warrant liability, a decrease in interest income resulting from lower cash balances in interest bearing accounts, and a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a loss from continuing operations of $5,124,000 in the 2025 Period compared to $1,447,000 in the 2024 Period. We maintain significant net operating loss carryforwards and do not recognize a significant income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted loss per share from continuing operations were $4.65 and $1.31 for the 2025 Period and the 2024 Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our recent financings, our primary source of liquidity has been our operations. The primary demand on our working capital is and has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable. Our sources of liquidity are currently adequate to satisfy working capital requirements arising in the ordinary course of business. At June 30, 2025, our working capital was $1,211,000. At August 12, 2025, our cash balance was approximately $5,600,000.

Recent Financings

From July 1 – August 12, 2025, the Company sold 246,000 shares of common stock under the $35 million ELOC and received gross proceeds of $2,432,000 in connection with such sales. Assuming the Company continues to meet its obligations under the Purchase Agreement, management plans to raise additional capital through the ELOC in the near future. We cannot provide any assurance that: (i) we will be able to continue selling under the ELOC, (ii) if we are able to sell under the ELOC, that we will be able to do so at prices that we believe are beneficial to the Company and its shareholders, or (iii) that our registration statement on form S-1 registering shares to be sold under the ELOC in the future will be declared and remain effective. As of the filing date of this Form 10-Q, the Company has sold all shares registered by it under the ELOC.

On August 11, 2025, the Company sold, in a registered direct offering, approximately 263,000 shares of its common stock at a price of $8.50 per share to six investors and received gross proceeds of approximately $2,230,000.

Other Liquidity Factors

Forward China, an entity owned by our former Chairman of the Board and Chief Executive Officer, holds a $600,000 promissory note issued by the Company which matures on December 31, 2025 (see Note 8 to the condensed consolidated financial statements). We plan on repaying the note on or prior to its maturity date. In connection with the sale of the OEM business, we are obligated to pay Forward China $150,000 on each of August 31, 2025 and September 30, 2025 (in addition to the payment made on July 31, 2025).

Our condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We had an accumulated deficit and working capital of $22,647,000 and $1,211,000, respectively, at June 30, 2025, a net loss of $3,010,000 for the nine months ended June 30, 2025 and $1,951,000 in Fiscal 2024 and a cash balance of approximately $5,600,000 at August 12, 2025.

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

Cash Flows

During the 2025 Period and 2024 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2025 Period, cash used in operating activities of $2,199,000 resulted from a net loss of $3,010,000, the gain on sale of the OEM segment of $1,406,000, the gain on the change in fair value of the warrant liability of $160,000, a decrease in accrued expenses and other current liabilities of $261,000, partially offset by non-cash expenses of $589,000 related to depreciation, amortization, share-based compensation, credit loss expense and goodwill impairment charges, a decrease in accounts receivable and contract assets of $1,634,000, the net change in other operating assets and liabilities of $19,000 and the net cash provided by discontinued operations of $396,000.

During the 2024 Period, cash provided by operating activities of $53,000 resulted from a net loss of $1,307,000, decreases in accrued expenses and other current liabilities of $707,000, a decrease in accounts payable of $373,000 and the net change in other operating assets and liabilities of $165,000, partially offset by net cash provided by discontinued operations of $1,462,000, non-cash expenses of $333,000 related to depreciation, amortization, share-based compensation and credit loss expense and a decrease in accounts receivable and contract assets of $810,000.

Investing Activities

Cash used in investing activities in the 2025 Period resulted from payments for the sale of the OEM segment of $200,000 and purchases of property and equipment of $26,000. Cash used in investing activities in the 2024 Period resulted from purchases of property and equipment of $50,000.

Financing Activities

Cash provided by financing activities in the 2025 Period consisted of $971,000 net proceeds from the issuance of preferred stock and warrants, partially offset by deferred financing costs of $60,000 related to the equity line of credit. Cash used in financing activities in the 2024 Period consisted of principal payments on the promissory note held by Forward China of $500,000.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2024 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Other than what has been disclosed herein (including the sale of the OEM segment and resignation of Mr. Terence Wise as the Company’s Chairman and Chief Executive Officer), there have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2025, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  August 14, 2025

FORWARD INDUSTRIES, INC.

By: /s/ Michael Pruitt
Michael Pruitt
Interim Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kathleen Weisberg
Kathleen Weisberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	3/17/25	4.1
3.8	Certificate of Amendment of the Certificate of Incorporation – Series B	S-1	6/10/25	3.7
3.9	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
3.9(a)	Amendment No. 1 to the Third Amended and Restated Bylaws	8-K	6/18/25	3.1
10.1	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.1(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.2	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.3	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.4	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – October 2024	8-K	10/4/24	10.1
10.5	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – February 2025	8-K	2/13/25	10.1
10.6	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – March 2025 Series A-1	8-K	3/24/25	10.1
10.7	Transaction Agreement, dated May 16, 2025, by and among Forward Industries (IN), Inc. and Forward Industries (Asia-Pacific) Corporation +	8-K	5/22/25	10.1
10.8	Separation Agreement, dated May 16, 2025, by and between Forward Industries, Inc. and Terence Wise	8-K	5/22/25	10.2
10.9	Promissory Note dated January 18, 2018 (as amended and extended through December 31, 2025), issued to Forward Industries (Asia-Pacific) Corporation	8-K	5/22/25	10.3
10.10	Securities Purchase Agreement (ELOC), dated May 16, 2025, by and between Forward Industries, Inc. and C/M Capital Master Fund, LP	8-K	5/22/25	10.4
10.11	Registration Rights Agreement (ELOC), dated May 16, 2025, by and between Forward Industries, Inc. and C/M Capital Master Fund, LP	8-K	5/22/25	10.5
10.12	Preferred Stock Purchase Agreement dated May 23, 2025	S-1	6/10/25	10.20
10.13	Registration Rights Agreement May 23, 2025	S-1	6/10/25	10.21
10.14	Form of Warrant dated May 23, 2025	S-1	6/10/25	10.22
10.15	Form of Subscription Agreement – August 2025 Registered Direct Offering	8-K	8/11/25	10.1
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

