Form 10-K
period 2025-09-30
Forward Industries, Inc.
filed 2025-12-11
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

(631) 547-3055
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FWDI	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒    Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐     Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,300,000 based on the closing price as reported on the Nasdaq Stock Market.

There were 86,459,465 shares of the registrant’s common stock outstanding as of December 5, 2025.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

i

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”), through its wholly-owned subsidiaries, Forward Industries (IN), Inc. (“Forward US”), DE Sub 1, LLC (“Forward Delaware”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”), and Kablooe, Inc. (“Kablooe”), is a design company serving top tier medical and technology customers. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company also acquires and holds Solana (“SOL”) and other digital assets and has adopted SOL as its primary treasury reserve asset.

On November 17, 2025, the Company changed its ticker symbol on the Nasdaq Capital Market from FORD to FWDI.

Design Business

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

New Digital Asset Treasury Strategy

In September 2025, we announced the launch of our digital asset treasury strategy, pursuant to which we plan to pursue a number of strategic initiatives to acquire Solana (“SOL”) and other digital assets. We entered into asset management and services agreements to guide us through the implementation of our new digital assets treasury business. On September 15, 2025, we announced our initial liquid SOL purchases of 6,822,000 at an average price of $232 per SOL, or approximately $1.58 billion in the aggregate.

Under our new treasury policy and strategy (the “Treasury Policy”), the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL, by applying a public-market treasury model to an asset that we believe is earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. Our planned approach involves acquiring SOL directly through market purchases and staking our holdings via our own or third-party operated validators and generating incremental revenue through strategic partnerships and deployments within the Solana ecosystem.

In addition to operating our hardware and software product design and engineering services business, our management will focus its resources on our new Treasury Policy and a significant portion of the balance sheet will initially be allocated to holding SOL in our digital asset treasury.

Currently, our new Treasury Policy is primarily dedicated to SOL and other Solana ecosystem tokens. As a result, our assets are highly concentrated in digital assets, particularly SOL. Adverse developments specific to SOL, its protocol, or its ecosystem could have a materially disproportionate impact on our financial condition and results of operations. We may utilize a range of capital markets and onchain strategies, including staking, lending, and participation in decentralized finance (“DeFi”) protocols, as well as pursuing accretive partnerships and acquisitions within the Solana ecosystem.

Competitive Conditions in the Digital Asset Treasury Business

The digital asset treasury business is characterized by a dynamic and evolving competitive landscape. Publicly listed digital asset treasury companies primarily pursue strategies centered on holding digital assets.

As the digital asset treasury sector evolves, competition is intensifying among companies that diversify their holdings beyond Bitcoin to include other digital assets (such as Ethereum and SOL). This shift toward a broader range of asset holdings is reshaping the competitive landscape, as treasury companies seek to distinguish themselves by capitalizing on the unique advantages offered by different digital assets. The increasing variety of assets under management and deployment strategies is driving new dynamics and heightened competitiveness within the sector.

Periods of market volatility and downturns may result in financial distress for smaller or less-established digital asset treasury companies, creating opportunities for larger, more stable participants to pursue accretive mergers and acquisitions and further consolidate the market.

We believe that our focus on SOL and the Solana ecosystem, combined with our capital markets and onchain strategies, positions us to compete effectively within this rapidly developing market. However, the competitive conditions described above may impact our ability to achieve our strategic objectives and could affect the value of our digital asset holdings.

Our Treasury Policy

Our Treasury Policy is intended to bring value to our shareholders through the following planned initiatives:

•	utilizing intelligent capital markets issuances, including the issuance of equity, preferred stock and debt, to purchase and hold SOL subject to certain factors;
•	staking the majority of the SOL in our treasury to earn a staking yield and help turn our treasury into a productive asset;
•	purchasing SOL at a discount to the then-current spot price, including through over the counter transactions and strategic partnerships;
•	actively participating in DeFi protocols and other onchain strategies;
•	selling our SOL holdings, whether on the open market, through block trades, or other negotiated transactions, for various reasons and at various times, including, in order to repurchase shares of our Common Stock when our Board of Directors believes such repurchases will result in accretive value creation for our shareholders and at such times when it is legally permissible to do so.

We believe that SOL is currently the fastest and most used public blockchain in the world, processing more transactions and generating more on chain fee revenue than all other blockchains combined. We believe Solana has established itself as a high-performance blockchain and one of the most active onchain ecosystems, primarily due to its differentiated approach to blockchain design, committed and growing developer community, and strong social layer.

There can be no assurance that the value of SOL will increase, and investors should carefully consider the risks associated with digital assets. See “Risk Factors – Risks Related to the Company’s Digital Assets Strategy and Holdings” for additional information.

How We Earn Staking Rewards

To earn staking rewards, we intend to delegate our SOL to our own validators, which are operated by third-party service providers through a white-label arrangement. We may also delegate to other third-party SOL validators via Solana’s in-protocol delegation system. We will continue to keep the SOL in custody with third party custodians. This means we deposit our SOL into a stake account, which is then delegated to a validator’s vote account. Both our validators and the third-party validators we select are integrated into our qualified custodians’ platforms, allowing us to stake SOL to them directly from our custody accounts. We maintain beneficial ownership of the SOL during the staking process. We will work closely with our white-label service provider for our validators to achieve a track record of high performance, high yield generation, and attractive delegator economics. We will also delegate to other third-party validators who, in our opinion, have demonstrated a similar track record. We will use multiple validators, both our own and third-party, to seek to maximize the return on our SOL treasury and to mitigate the risk of having only one or two validators for our treasury staking. We may also negotiate bespoke arrangements with DeFi teams and validator operators to further enhance returns.

How We Manage Liquidity

We acknowledge that during the deactivation period, as described below, staked SOL is not earning rewards and is not yet liquid. We factor this into our liquidity and risk management framework.

Our staking program involves a temporary loss of transferability of staked SOL during the “deactivation” or cooldown period when staking has ceased. Under normal conditions, we expect to regain complete control over un-staked SOL within approximately 48 hours; however, network conditions could extend this period. To mitigate liquidity risk, we intend to maintain a portion of our treasury in un-staked SOL and cash to meet short-term obligations. We may also utilize capital markets instruments, such as structured products and non-dilutive debt, to enhance liquidity and expand our SOL holdings. Our use of SOL options may involve margin requirements or collateral posting, which could reduce available liquidity. Option premiums paid or received may also create volatility in our near-term cash flows.

We also intend to participate in liquid staking protocols by converting a portion of our SOL holdings into Liquid Staking Tokens (“LSTs”). This will allow us to earn staking rewards while maintaining the liquidity of our underlying SOL and enabling us to use the LSTs in various DeFi applications. We may manage a mix of traditionally staked SOL and LSTs to optimize liquidity.

Use of Custodians and Storage of SOL

We utilize multiple U.S. based and regulated third-party qualified custodians to hold our SOL, except for a nominal amount held in a hot wallet used for petty payments. We believe these qualified custodians utilize risk management and operational best practices related to key management, hardware and software components, access controls, cyber security and insurance, among other practices.

Our primary custodians generally maintain the majority of their custodied SOL holdings in cold storage (>95%), with hot wallets used only for limited operational purposes. Custodians employ SOC 2–audited security controls, geographic redundancy, multi-person approval processes, and conduct key-generation ceremonies in offline, secure facilities. Private keys are never exposed to networked devices. Custodians maintain insurance coverage, which is in addition to policies we maintain ourselves. Our custody agreements typically run for one to three years, may be terminated on 30 days’ notice, and include fees for storage and transactions. Our qualified custodians do not rehypothecate or otherwise use our SOL.

Use of DeFi Protocols

We may from time to time interact with DeFi protocols, either directly or indirectly through staking, validator operations, custody arrangements, or liquidity management activities. DeFi protocols generally rely on open-source smart contracts deployed on public blockchains, including SOL. While these smart contracts are intended to operate automatically according to their code, they may contain coding errors, vulnerabilities, or design flaws that can be exploited. We actively evaluate DeFi opportunities within the Solana ecosystem to enhance treasury productivity, while maintaining robust risk management practices.

SOL - The Token of the Solana Blockchain

SOL is the native token of the Solana blockchain. SOL was created with an initial supply of 500 million SOL, though much of the initial supply was locked or earmarked for various use cases including the community, the foundation and investors. New SOL are brought into existence primarily through inflationary rewards distributed to validators and delegators. The SOL staking yield is made up of three primary components: inflationary rewards, transaction/priority fees, and maximal extractable value. Inflationary rewards started out at 8.0%, and are currently 4.3%, and will fall 15% every epoch-year until they reach a long-term floor of 1.5%. Unlock schedules applicable to these allocations may periodically increase circulating supply, creating potential selling pressure and adversely affecting the price of SOL. Historically, 50% of all transaction fees were burned (with the other 50% going to the validator), but now all transaction fees go to the validator after the passage and adoption of the Solana Improvement Document 96.

How SOL is Used

SOL is used as part of Solana’s proof-of-stake consensus mechanism. In general, proof-of-stake blockchains have block producers called validators that run nodes, bond or stake the protocol’s native token, propose blocks when chosen to do so, and validate/sign the transactions and blocks of others when not proposing such blocks. Validators are chosen to produce a block in proportion to their stake, which makes it extremely costly for bad actors to attempt to control the network and add invalid transactions to the blockchain. Validators receive staking rewards for the work they perform, which further incentivizes validators to behave properly, as they would otherwise miss out on such rewards. Other proof-of-stake networks often “slash” some or all of a validator’s stake if it intentionally or unintentionally performs its duties poorly, for example, by double-signing a transaction. Solana, however, has not implemented slashing at this time. In addition to its use within consensus, SOL is also a “gas token,” meaning that users of the Solana blockchain pay SOL to validators (and delegators) as compensation for processing their transactions.

We believe there are three particularly notable items giving Solana a technical advantage compared to many smart contract blockchain peers. Solana’s proof-of-history gives validators a notion of time and allows them to produce blocks without requiring the network to first agree upon the current block, resulting in speed advantages. Further, unlike peer blockchains that often use single-threaded virtual machines, Solana enables parallel transaction execution to increase throughput and take advantage of future hardware improvements resulting from increased CPU core counts. In addition, Solana is optimized for speed and security, and is naturally growing into decentralization as hardware and bandwidth costs fall over time, which we believe will position it well along the so-called “blockchain trilemma,” which refers to the trade-offs between scalability, security, and decentralization.

While Solana Labs and the Solana Foundation have played important roles in the development of the Solana ecosystem, no single entity owns or controls the Solana network. However, concentration of influence in these entities, particularly in early-stage protocol governance, presents risks that investors should consider.

The Solana Ecosystem

Solana’s performance and technical capabilities enable many use cases from DeFi to decentralized physical infrastructure networks, AI agents, social media, gaming, stablecoins, real-world assets, among others. We believe Solana is advantaged by best-in-class technology and strong network effects that have attracted a large, growing, and vibrant ecosystem of users, developers, and decentralized applications.

See “–Regulation and Environmental Protection” below for a description of the current normative framework applicable to Solana and SOL.

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

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the current and prior periods presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a related party owned by the Company’s former CEO (see Note 8 to the consolidated financial statements).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 to the consolidated financial statements for more information on these discontinued operations.

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

In May 2001, we formed Forward Switzerland to facilitate distribution of aftermarket products under our licenses for cell phone cases and to further develop our OEM European business presence. After the expiration of the last of these licenses in March 2009, staff at Forward Switzerland was significantly reduced and in recent years primarily served our OEM customers in Europe.

In January 2018, we acquired IPS, an engineering design company, and in August 2020, we acquired the assets of Kablooe Design, a medical and consumer design and development company. We believe that the design and engineering service capabilities of Kablooe has complemented the IPS business and further diversified the industries and customers with which we do business.

In May 2025, we sold our Switzerland and UK subsidiaries in connection with our decision to discontinue the OEM segment of our business.

In addition to operating our hardware and software product design and engineering services business, our management will focus its resources on our new Treasury Policy and a significant portion of the balance sheet will initially be allocated to holding SOL in our digital asset treasury.

Human Capital/Employees

As of November 30, 2025, we had approximately 60 employees, substantially all of whom work full-time, none of which are covered by a collective bargaining agreement. We hire consultants on an as-needed basis.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our employees and provide career and professional development opportunities that foster the success of the Company.

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

Our Compensation Committee is also actively involved in reviewing and approving executive compensation and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. We offer fair, competitive compensation and benefits that support our employees’ overall wellbeing. In addition to health benefits, we contribute to employees’ 401(k) plans and offer student tuition reimbursement (if certain requirements are met).

Board Advisors

In addition to our core employee base, we have incorporated a group of over 20 special advisors and consultants who provide strategic guidance to management and our Board of Directors, particularly with respect to the development and oversight of our new Treasury Policy. These advisors and consultants bring significant expertise and industry experience. Their contributions are integral to our efforts to enhance our policies and help ensure alignment with our long-term business objectives.

Services and Asset Management Agreements

In September 2025, we entered into two significant agreements to support the launch and ongoing management of our new Treasury Policy. Under the Asset Management Agreement, we appointed Galaxy Digital Capital Management LP, an SEC-registered investment adviser, as Asset Manager to provide investment management services. The Asset Manager is responsible for investment decisions but does not act as custodian or take possession of our assets, which remain titled in our name.

Concurrently, we entered into a Services Agreement, pursuant to which Galaxy Digital LP, as Service Provider, delivers operational, financial, and human resources support to facilitate the establishment and operation of our new Treasury Policy. The Service Provider does not provide tax, legal, or Investment Company Act-related advice.

These agreements are integral to our ability to effectively manage our digital asset strategy and operational infrastructure, and reflect our commitment to prudent governance and the enhancement of shareholder value.

Regulation and Environmental Protection

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

Depending on the regulatory characterization of Solana, the markets for cryptocurrency in general, and our activities in particular, our business and our Solana acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Treasury Strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The Commodity Futures Trading Commission (the “CFTC”) takes the position that certain digital assets fall within the definition of a “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

In addition, because transactions in SOL provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of SOL and SOL platforms, and there is the possibility that law enforcement agencies could close SOL platforms or other SOL-related infrastructure with little or no notice and prevent users from accessing or retrieving SOL held via such platforms or infrastructure.

As noted above, activities involving SOL and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. The laws and regulations applicable to SOL and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Available Information

Our corporate website is www.forwardindustries.com. On our website under “Investors - SEC Filings,” we make available access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), free of charge. The Company also announces material information to the public about the Company through a variety of means, including press releases and through its X (formerly known as Twitter) account (@FWDind), in order to achieve broad, non-exclusionary distribution of information to the public and for complying with its disclosure obligations under Regulation FD. Therefore, we encourage investors, the media and others interested in the Company to review the information we make available on our website and our X account. The contents of the website and the Company’s X account are not incorporated into this report.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•	We adopted a new business strategy dedicated to SOL which exposes us to significant risk as there is no assurance that we will be able to successfully execute this strategy and business plan;
•	The SEC has taken, and may in the future take, the view that some of the digital assets held by the Company are securities, which has adversely affected, and could adversely affect the value of such digital assets and the financial condition of the Company and result in potentially substantial expense to the Company;
•	A particular crypto asset’s status as a security in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly classify a crypto asset, we may be subject to regulatory scrutiny, investigations, additional reporting requirements and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant financial and regulatory burdens and compliance costs;
•	The high volatility of trading prices that many digital assets, including SOL, have experienced and may continue to experience could have a material adverse effect on the value of the Company’s digital assets, which could lose all or substantially all of their value, and on the overall financial position of the Company;
•	Crypto assets and our related activities are characterized by numerous other risks and uncertainties, including the possibility of code malfunction, theft, fraud, hacking, cyberattacks, malicious activities or manipulation, in addition to price volatility, regulatory actions, bans or restrictions, declines in the price of crypto assets, demand for or public perception of crypto assets and other external forces beyond our control;
•	There is a significant increase in competition in the digital asset industry and thus, the Company’s financial condition and operations may be adversely affected if the Company fails to compete effectively;
•	Technological innovations and new entrants into the digital asset ecosystem may render Solana obsolete which would materially affect the price of the Company’s stock price and overall financial position;
•	The Company’s financial position and operations may be dependent on the acceptance of digital assets, which represent a new and rapidly evolving industry;
•	The largely unregulated nature of the digital asset ecosystem may adversely affect the value of digital assets and, consequently, the Company’s financial position;
•	We are highly dependent on our new Chairman of the Board of Directors, members of our executive team, and our Asset Manager, and the loss of any of their services could materially harm our business.

Risks Related to the Company’s Digital Assets Strategy and Holdings

We purchase digital assets, including SOL, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We purchase or otherwise acquire SOL for the establishment of our digital asset treasury operations. Digital assets, such as SOL, are highly volatile assets, as a result of many factors including shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. In addition, digital assets do not pay interest or other returns, unless utilized in staking or financial applications, and so the ability to generate a return on investment from the net proceeds of any capital raisings will principally depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

We adopted a digital asset treasury strategy with a focus on SOL, and we may be unable to successfully implement this new strategy.

We adopted a digital asset treasury primarily dedicated to SOL, including SOL acquisitions, staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate Solana-related activities at the scale or profitability currently anticipated. Solana operates with a proof-of-stake combined with proof-of-history consensus mechanism, which differs significantly from bitcoin’s proof-of-work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support SOL and related staking activities. This also requires that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards SOL could have a material adverse effect on our business and financial condition.

Our management relies upon the advice of the Asset Manager through the Asset Management Agreement to assist in building our new Treasury Policy and the execution of the Company’s Treasury Policy and may not yield the desired return.

We have engaged the Asset Manager to manage our digital assets holdings and provide discretionary investment management services with respect to all of the Company’s cash, cash equivalents, stablecoins, cryptocurrency and certain other investible assets (the “Treasury Assets”) including all digital assets, the proceeds of any bona fide capital raise or other financing transaction conducted by or on behalf of the Company or any of our subsidiaries and any investments of the Treasury Assets. Such Asset Manager (i) will have broad discretion in the application of our Treasury Policy and management of our Treasury Assets, (ii) will have sole responsibility and authority with respect to the discretionary investment management of the Treasury Assets and, (iii) from time to time direct the investment and reinvestment of our Treasury Assets. The Asset Manager’s investments decisions and use of the Treasury Assets could not improve our results of operations or enhance the value of our common stock. The failure to apply and manage these Treasury Assets effectively could result in financial losses that could cause the price of our common stock to decline.

Our shift towards a Solana-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a SOL treasury-focused strategy, including staking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. To participate in Solana’s Proof-of-Stake consensus mechanism, we must either operate or delegate to validator nodes, and such validator nodes must keep software updated, maintain validator uptime and employ secure key management. In addition, the Solana ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup if we are operating a validator node. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions to the Solana network. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our SOL treasury strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

The concentration of our SOL holdings enhances the risks inherent in our Solana-focused strategy.

We have and intend to purchase SOL and increase our overall holdings of SOL in the future. The intended concentration of our SOL holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Solana-focused strategy. The price of SOL experienced a significant decline in 2022, and any similar future significant declines in the price of SOL could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets. Our initial purchases of SOL were valued at approximately $232 per SOL, or $1.58 billion in the aggregate, in early September. At September 30, 2025, the fair value of our SOL holdings was approximately $209 per SOL, or $1.43 billion in the aggregate, and at November 30, 2025, the fair value of our SOL holdings was approximately $133 per SOL, or $920.5 million in the aggregate.

Solana is created and transmitted through the operations of the peer-to-peer Solana network, a decentralized network of computers running software following the Solana protocol. If the Solana network is disrupted or encounters any unanticipated difficulties, the value of SOL could be negatively impacted.

If the Solana network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Solana network may be disrupted, which in turn may prevent us from depositing or withdrawing SOL from our accounts with our custodian or otherwise affecting SOL transactions. Such disruptions could include, for example: the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of SOL trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Solana network. In 2021 and 2022, the Solana network experienced performance degradation including liveness disruptions due to network congestion; although the Solana network has been upgraded to address those congestion issues, there is no assurance that future issues may not arise. The implementation of material network upgrades, such as the proposed Alpenglow consensus upgrade or the continued integration of the Firedancer validator client, two initiatives taking place on the Solana blockchain, could result in future degradation of performance. Any disruption of the Solana network could materially impact the operation of decentralized finance on the network, resulting in the inability of the Company to transfer or sell SOL, and the price of SOL.

SOL and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

SOL and other digital assets, as well as applications on blockchain networks such as Solana, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of SOL or other digital assets, or the ability of blockchain-based applications to operate.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SOL or the ability of individuals or institutions such as us to own or transfer SOL and utilize blockchain-based applications on networks such as Solana. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and SOL specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of SOL and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of SOL in particular, may also impact the price of SOL and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the Solana network and SOL may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to SOL, institutional demand for SOL as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for SOL as a means of payment, and the availability and popularity of alternatives to SOL. Even if growth in SOL adoption occurs in the near or medium term, there is no assurance that SOL and Solana network usage will continue to grow over the long term.

Because SOL have no physical existence beyond the record of transactions on the Solana blockchain, a variety of technical factors related to the Solana blockchain could also impact the price of SOL. For example, malicious attacks by validators, inadequate validation and staking rewards to incentivize validating of Solana transactions, hard “forks” of the Solana blockchain into multiple blockchains, difficulties with upgrades to the Solana network (such as the proposed Alpenglow consensus upgrade or integration of the Firedancer validator client) and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Solana blockchain and negatively affect the price of SOL. The liquidity of SOL may also be reduced and damage to the public perception of Solana may occur, if financial institutions were to deny or limit banking services to businesses that hold SOL, provide Solana-related services or accept SOL as payment, which could also decrease the price of SOL. Similarly, the open-source nature of the Solana blockchain means the contributors and developers of the Solana blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the Solana blockchain could adversely affect the Solana blockchain and negatively affect the price of SOL.

The liquidity of SOL may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for SOL and other digital assets.

In connection with our SOL treasury strategy, we expect to interact with various smart contracts deployed on the Solana network, which may expose us to risks and technical vulnerabilities.

In connection with our SOL treasury strategy, including staking, liquid staking, and other decentralized finance activities, we expect to interact with various smart contracts deployed on the Solana network in order to optimize our strategy and generate income. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of staking deposit contracts, liquid staking protocols, and decentralized finance applications, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploits. Any vulnerability in a smart contract we interact with could result in the loss or theft of SOL or other digital assets, which could have a materially adverse impact on our business. In addition, certain smart contracts are upgradable or subject to certain governance controls which could result in unforeseen code errors, asset or account freezing, or the loss of digital assets. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the loss of or inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Part of our future business strategy may include acquisitions and investments in companies with Solana-focused or blockchain strategies, and there are risks associated with the integration of any assets or operations acquired and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both SOL accumulation and future acquisitions. Accordingly, in the future we may make acquisitions of businesses or assets that we expect to complement or expand our current assets. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any acquisition will depend on our ability to integrate effectively the acquired business or asset into our existing operations. The process of integrating acquired businesses and assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material and adverse effect on our financial condition and results of operations.

Additional ability to achieve the objectives of our business strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our business strategy.

Certain of the Sponsors and their affiliates have been, and may continue to be, the subjects of legal and regulatory proceedings and investigations.

Certain of the Sponsors and their affiliates have been, and may continue to be, the subjects of legal and regulatory proceedings and investigations. For example, Galaxy Digital Inc. agreed to pay $200 million as part of an agreement with the New York Attorney General to resolve civil claims related to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Separately, Multicoin Capital Management, LLC and its managing partner Kyle Samani have been named as co-defendants along with Solana Labs in a putative class-action litigation related to the promotion and sale of SOL for which a motion to dismiss is pending. Certain of these matters have involved, among other things, allegations of improper marketing practices and misrepresentations, as well as unregistered securities offerings with respect to SOL and other digital assets. Any adverse outcome in these proceedings or other future litigation or regulatory inquiries could negatively affect public perception of the Sponsors, the Company, and Solana itself, which could constrain trading activity and suppress the price and liquidity of SOL. Any such development could materially and adversely affect the value of our digital asset treasury, the market price of our stock and our ability to execute on our digital asset treasury strategy.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933 or the Investment Company Act, could require us to register as an investment company and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations, and this would materially and adversely affect our business, financial condition and results of operations. In addition, if SOL or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of SOL or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling SOL that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our SOL or other digital assets at unattractive prices, or cease our operations.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, SOL are classified as a commodity under the Commodity Exchange Act and are subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how SOL and SOL derivatives are classified and traded.

If SOL are further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds (ETFs) and their management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

 Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Digital Assets, including SOL, historically are highly volatile assets, and fluctuations in the price of SOL are likely to influence our financial results and the market price of our common stock. Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

We purchase digital assets, including SOL, the price of which has been, and will likely continue to be, highly volatile. Our financial results and the market price of our common stock could be materially adversely affected if the price of SOL decreased substantially, as it has in the past, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements.

In addition, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. Accordingly, volatility in our earnings may be significantly more than what we experienced in prior periods, and it may be difficult to evaluate the Company’s business and future prospects. We also will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, concerns regarding pseudonymity of digital asset addresses, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections or insurance as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using SOL as collateral, or otherwise generate funds using our SOL holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The availability of spot ETPs for SOL and other digital assets may adversely affect the market price of our listed securities.

Although bitcoin, SOL and other digital assets have experienced a surge of investor attention since bitcoin was developed in 2008, until recently investors in the United States had limited means to gain direct exposure to SOL through traditional investment channels, and instead generally were only able to hold SOL through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold SOL directly, as well as the potential reluctance of financial planners and advisers to recommend direct SOL holdings to their retail customers, some investors have sought exposure to bitcoin, SOL and other digital assets through investment vehicles that hold bitcoin, SOL and other digital assets and issue shares representing fractional undivided interests in their underlying digital asset holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis.

In October of 2025, the SEC approved the listing and trading of spot SOL exchange-traded products (“ETPs”), the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The first approved SOL ETP commenced trading directly to the public on October 28, 2025, with a trading volume of approximately $55 million on the first trading day and had the highest launch day inflows of any ETP launched in 2025. The value of our common stock may decline due to investors having a greater range of options to gain exposure to SOL now that SOL ETPs are approved and investors may prefer to gain such exposure through ETPs rather than our common stock. The listing and trading of spot ETPs for SOL or other digital assets offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of SOL as well as a decline in the value of our common stock relative to the value of our SOL.

As a result of the foregoing factors, the availability of spot ETPs for SOL and other digital assets could have a material adverse effect on the market price of our listed securities.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

From time to time, we may generate income through lending digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured and therefore may be subordinated to the secured debt of the borrower in the event of the borrower’s bankruptcy or insolvency. If a borrower becomes insolvent, we may be unable to recover the loaned SOL, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned SOL. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Decentralized finance arrangements may expose us to risks of smart contract risk, operational failures and cybersecurity threats.

From time to time, we may generate income through the use of digital assets including SOL or stablecoins in decentralized protocols including decentralized finance (“DeFi”) applications. DeFi applications include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial arrangements. Although these protocols are largely designed to limit counterparty risk in transactions, they introduce novel risks relating to software code bugs, liquidation risks, and governance risks. These protocols are designed to operate in decentralized environments but can be subject to failures or exploits. In addition: (a) network congestion or downtime can increase the likelihood of asset loss or liquidation; (b) the volatility of digital assets deployed into DeFi applications may increase the likelihood of liquidation due to market downturns, liquidity crises, governance attacks or other exploits, leading to substantial financial losses; (c) the uncertainty in the accounting treatment of certain DeFi applications; (d) DeFi applications generally operate on a user-to-protocol basis where a user of a DeFi application does not know the identity of other parties utilizing the DeFi application; and (e) the use of monitoring and forensics software to mitigate risks of engaging in DeFi applications may not prevent the Company from engaging in DeFi pools that are also used by bad actors or sanctioned persons.

The reliance on open-source code by digital asset networks exposes us to risks related to competitive networks and products built on such code, the failure of individuals to maintain that code, and discovery of security vulnerabilities that could threaten the ability of such networks to operate.

Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire will not be insured against theft, loss or destruction. If we lose our digital assets, due to cyberattacks, fraud, theft, or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our shareholders could face significant financial losses.

The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our SOL will be custodian performance obligations under the custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, and the placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcies and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially held SOL will not become part of the custodian’s bankruptcy estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. The treatment of digital assets in bankruptcy proceedings remains an evolving area of law. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our SOL holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our SOL, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We face risks relating to the use of third-party trading platforms in connection with our Solana-focused strategy.

We use third-party trading platforms, which we believe are reputable, as well as reputable over-the-counter brokers to purchase SOL for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering (“AML”), Office of Foreign Assets Control (“OFAC”) sanctions compliance, and know-your-customer (“KYC”) rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are generally irreversible without the consent and active participation of the recipient of the transaction or, in theory, control of a majority of the processing power (or, in proof-of-stake networks, a majority of the staked tokens) on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to seek recourse or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We will be subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Following the launch of the Company’s digital asset treasury strategy, the Company will operate in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in SOL and other digital assets, and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Solana faces unique technical, governance and concentration risks that could materially affect its long-term viability.

Solana is a high-throughput Layer 1 blockchain with architectural features that differ significantly from other blockchains, such as Ethereum. While these features allow for rapid processing of transactions, they introduce risks that could adversely impact the value of SOL and the stability of the Solana network. Historically, Solana has suffered network outages, slow operations and validator coordination failures. If such challenges were to persist, the confidence of the Solana development community and its users would be adversely affected, which could cause a rapid decline in the value of SOL. In addition, Solana’s consensus mechanism (Proof of History combined with Proof of Stake) is novel and relatively untested at a large scale over time. Structural flaws could emerge that require a fork, which may have an adverse impact on the Solana network and our holdings.

Solana validators are relatively small in number, compared to some other leading blockchains, which may lead to coordinated censorship.

Solana has fewer validators than certain other blockchains but has a high Nakamoto coefficient, which refers to the minimum number of validators or node operators that would need to collude to compromise or take control of a blockchain network. In contrast, Ethereum has a higher number of validators. Despite the higher Nakamoto coefficient, a malicious actor might more easily be able to gain control of a network with fewer validators. Such control of the network could allow a malicious actor to censor transactions, reverse transactions (double-spending), or manipulate block validations.

Solana is subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among blockchains and related infrastructure providers. Solana faces intense competition among existing protocols, such as Aptos, Hyperliquid, Sei and Sui, the Ethereum Layer 2 blockchains such as Base, and new entrants that are currently being developed. Competitors may offer or develop superior scalability, security, interoperability, decentralization, programmability and adoption, and may attract developers away from the Solana ecosystem. Advancements in AI and blockchain technology are likely to accelerate the development of such protocols, including the development of additional networks that natively integrate AI into consensus mechanisms and other core features. If Solana is unable to evolve to address such increased competition or if market participants believe that Solana’s core technology stack is outdated or less attractive compared with other blockchain networks, Solana may be considered technologically obsolete by the next generation of protocols. The decline in the Solana network would materially impact the market value of SOL and adversely affect the value of our SOL treasury holdings and our stock price.

The Company may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking SOL.

The U.S. federal income tax treatment of rewards from staking digital assets such as SOL or utilizing liquid staking tokens remains uncertain and is currently the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards and transaction fees may be treated as ordinary income upon receipt, although additional guidance is expected pursuant to the President’s Working Group July 2025 report “Strengthening American Leadership in Digital Financial Technology.” If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SOL, we could be subject to increased audits by the IRS and additional tax liabilities.

The Solana blockchain experiences a high number of “spam” transactions which can cause periods of congestion or outages or make it difficult for users to have their transactions processed.

Solana’s high throughput and lower transaction fees compared to other blockchains have made it an attractive target for large volumes of low-value or “spam” transactions, which are often generated by automated bots or malicious actors seeking to exploit the network’s resources. These spam transactions can congest the network, delay or prevent the processing of legitimate transactions, and in some cases, cause partial or complete network outages or performance degradation. During periods of high congestion, users may experience significant delays, increased transaction fees, or failed transactions, which can erode confidence in the network and reduce its utility for both users and developers. In addition, repeated or prolonged network disruptions may discourage new projects from building on Solana, limit the adoption of decentralized applications, and negatively impact the value of SOL. The Solana development team and community have implemented, and may in the future implement additional, technical upgrades or other measures to address these issues, but there can be no assurance that such efforts will be successful or sufficient to prevent future disruptions.

A high percentage of Solana validators rely on software provided by Jito Labs, a third party unaffiliated with Solana Labs. If Jito Labs were to stop maintaining such software or if such software failed to function properly, it could have an adverse effect on the Solana blockchain and value of SOL.

A significant portion of Solana validators utilize software developed and maintained by Jito Labs, an independent third party that is not affiliated with Solana Labs or the Solana Foundation. This reliance on third-party software introduces additional operational and security risks to the Solana network. If Jito Labs were to discontinue support for its software, experience operational difficulties, or if the software were to contain critical bugs, vulnerabilities, or backdoors, the performance and security of the Solana network could be compromised. For example, a failure or exploit in the Jito Labs software could result in network instability, validator downtime or other adverse outcomes. The software offered by Jito Labs has also reduced the impact of “spam” transactions on the Solana blockchain. If Jito Labs were to stop offering or supporting its software, there could be a far greater impact of “spam” transactions on the Solana network which could congest the network, delay or prevent the processing of legitimate transactions, and in some cases, cause partial or complete outages of the blockchain. Any such events could materially and negatively affect the value of SOL, reduce confidence in the network, and impair the ability of the Company to realize the expected benefits of its investment in SOL.

A cyberattack or other malicious attack on the Solana blockchain could have a material impact on the value of SOL held by the Company.

Solana and other digital assets and the entities that provide services to participants in blockchain ecosystems have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure,

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia and Israel conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of SOL and adversely affect the Company’s securities.

Following the launch of the Company’s proposed digital asset treasury strategy, as a result of our Solana strategy, we expect our assets to be concentrated in SOL holdings. Accordingly, the emergence or growth of digital assets other than SOL, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may have a material adverse effect on our financial condition. As of September 30, 2025, Solana was the fifth largest digital asset by market capitalization, excluding stablecoins. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms. If the mechanisms or network effects on alternative blockchain platforms are perceived as superior to the Solana network, those digital assets could gain market share relative to Solana.

Many of the blockchain applications on large blockchain networks involve the use of “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the U.S. President signed into law the “GENIUS Act,” which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to digital assets such as bitcoin and SOL could expand further as rules are promulgated under the GENIUS Act. As of September 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins. Stablecoins are an important aspect of blockchain networks such as Solana and if other blockchains are deemed more attractive than Solana for the use of stablecoins, that may impact the usefulness of the Solana network and Solana-based blockchain applications, and therefore the value of SOL.

If we lose key personnel, if we fail to recruit additional highly skilled personnel, or if we lose the services of our Asset Manager, our ability to operate and manage our digital asset treasury strategy will be impaired.

Our ability to operate and manage our digital asset treasury strategy depends upon our ability to attract and retain highly qualified personnel, including our newly appointed Chairman, Kyle Samani, members of our executive team, or other key personnel. In addition, we rely heavily on the services of our Asset Manager for the management of our digital asset treasury and for strategic guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. The loss of the services of any of our executive officers, key employees, or the Asset Manager, or our inability to find suitable replacements, could result in significant disruptions to our operations and management of our digital assets.

Risks Relating to Our Design Business

Our design business has experienced recurring losses. We cannot assure you that we will regain profitability in the future.

Our design business generated a net loss of approximately $5,159,000 in Fiscal 2025. We can provide no assurance that our design business will not experience losses in the future. Our design business will need to generate increased revenues to achieve profitability in the future. Despite our efforts, our design business may not achieve profitability in the future or sustain profitability for a prolonged period of time. If our design business cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise additional capital or incur additional debt to maintain or grow our design business. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders.

The loss of any of, or a material reduction in orders from, our largest design customers would materially and adversely affect our design business results of operations and financial condition.

Our design business can at times be concentrated with certain larger customers. In Fiscal 2024, our largest design customer accounted for over 30% of our consolidated net revenues In December 2024, our largest design customer notified the Company of its plan to discontinue their insulin patch program, on which the Company was working. We expect this to continue to cause a material decrease in our revenues relative to Fiscal 2024. We have implemented cost reduction efforts to mitigate this reduction in design revenue.

Although our design customer concentration changes from year to year, and we continue our efforts to diversify our design business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on the financial condition, liquidity and results of operations of our design business.

If we are unable to provide our design customers with high-quality products and services or if we are unable to deliver our products and/or services to our customers in a timely manner, the financial condition, and results of operations of our design business may be materially adversely affected.

In order to maintain our existing design business customer base and obtain business from new customers, we must demonstrate our ability to develop, design and produce products and services at the level of quality, responsiveness, timeliness, and cost that our customers require. If our products or services are provided at what customers believe are of a substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands or cannot meet their needs, our reputation as a reliable supplier of high-quality products and a sophisticated product designer and developer would likely be damaged. If we are unable to meet anticipated product and service standards imposed by contractual arrangements, customer expectations, industry practices, regulatory requirements and competitive forces, we may be unable to obtain new or keep our existing customers, and this would have a material adverse effect on the business, financial condition, and results of operations of our design business.

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

Our design business results of operations could suffer if we are not able to maintain adequate utilization of our workforce.

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

If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability will suffer.

Future design revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration.

Because our design revenues can at times be concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly design revenues, and consequently our design business results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our large design customers may have their budgets limited from many factors including economic declines (resulting from a pandemic, tariffs or any other reason) causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. Further, in our design business, customers may decline to use us for future work after a project is completed, which may be due to lack of continued need for our services after their product has been developed, produced, and marketed or because they are dissatisfied with our pricing or performance. All of these factors tend to lead to a high degree of variability in our quarterly design revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our design business.

The gross margins, and therefore the potential profitability, in our design business vary considerably, and if the revenue contribution from one or more customers or projects changes materially, our gross profit percentage may fluctuate.

Our design business gross profit margins can vary widely depending on the project type, customer, and contract size. Because of this variability, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate significantly depending on the relative revenue contribution from each customer or project. Similarly, because we offer a wide range of services which often vary with each customer and project, we face challenges in maintaining and enhancing operational efficiencies. For example, because of the range of products and services we offer and our general lack of specializations within our fields relative to some of our competitors, we may not enjoy the advantages offered by more focused or streamlined operations, such as economies of scale or improved production capabilities from our labor, facilities, and procedures with the passage of time. If our gross margins decrease, the results of operations in our design business will be adversely affected.

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

Our design business may experience issues with products that we develop, or with the services we render, that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our services, decreased willingness by customers to procure our services, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues, any of which could have a significant adverse effect on our financial condition and results of operations. The Company carries liability insurance and works with its customers to satisfy quality concerns; however, there can be no assurance that customers will not seek damages beyond our insurance coverage limits. While we have not experienced significant claims for damages or losses from the development or design of products to date, any uninsured or underinsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition. Our insurance coverage is subject to policy limits, deductibles, and exclusions that may not adequately cover all potential liabilities arising from our operations.

The design business is highly competitive and does not pose significant barriers to entry.

There are many competitors in the engineering design business and competition is intense. Since little or no significant proprietary technology is involved in the services we sell, others may enter the business with relative ease and compete against us. Such competition may result in the diminution of our market share or the loss of one or more major customers, thereby adversely affecting the net revenues, results of operations, and financial condition of our design business. Further, while management believes there are a limited number of competitors offering the broad range of design and development services we do, there are numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or competitive advantages, and some prospective customers might prefer a competitor that focuses in a specialty area in which they operate or target over an offering such as ours that is not limited to any specific industry or product type.

Many of our competitors are larger and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which our design business specializes. Potential customers may prefer the pricing terms offered by competitors. These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution in its orders. If we are not effectively able to compete, the results of operations in our design business will be adversely affected.

If we experience system interruptions, it may cause us to lose customers and may harm our design business.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our design customers, which could result in our losing customers and revenue.

Certain of our IT infrastructure including power, security, connectivity and other services is housed within our office space in which we lease. We also rely on third-party providers for bandwidth. We do not control these vendors, and it would take significant time and effort to replace them. We have experienced, and may experience in the future, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.

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

A party who is able to breach the security measures on our networks could misappropriate either our or our design customers’ proprietary information, or cause interruptions or malfunctions in our operations. Hacking of companies’ infrastructure is a growing problem. While we have implemented security measures and maintain an engineering team focused on protecting our systems, no security measures are foolproof, and we cannot provide absolute assurance against unauthorized access or data breaches. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

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

Risks Related to Our Business, Liquidity and Operations

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contribution of our executive officers. Our digital assets strategy requires specialized knowledge in a rapidly evolving industry. Our design and development business is highly labor intensive, therefore, our ability to attract and retain professional and technical staff is an important factor in our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. The loss of the services of any of our key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. Potential adverse developments involving intellectual property described above may occur with respect to design customers’ products incorporating the products or services that we render.

Employee or agent misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees or agents could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with various procurement regulations, regulations regarding the protection of confidential information and personal data, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, including substantial monetary penalties under data privacy laws, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

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

We maintain our cash assets at commercial banks in the U.S. in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. In the event of a failure at a commercial bank where we maintain our deposits, money market accounts, or other cash assets, we may incur a loss to the extent such loss exceeds the applicable insurance limitation, which could have a material adverse effect upon our financial condition and results of operations. As of November 30, 2025, the Company maintained approximately $40.4 million in uninsured deposits.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Adverse regulatory developments such as the recent actions brought by securities regulators on crypto asset activities;
•	Volatility in the price of crypto assets, specifically SOL;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	Cybersecurity breaches;
•	The loss of customers or our failure to attract more customers;
•	Creditworthiness and solvency of counterparties and clients;
•	Loss of key employees;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in regulatory practices, including tariffs and taxes;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments; or
•	Other forces outside of our control such as inflation, Federal Reserve interest rate increases and the recessionary environment it could bring, geopolitical turmoil, and other developments that could adversely impact the U.S. and global economies and erode investor sentiment.

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

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. In 2019, we incurred significant expenses responding to an SEC investigation into potential insider trading by certain insiders of the Company. Although that investigation has concluded with no enforcement action taken against the Company, responding to or defending against other such regulatory inquiries or investigations would cause us to incur substantial expenses and divert our management’s attention.

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

Our shares of common stock are available in tokenized form on the Solana blockchain and such tokenized shares are subject to unique risks including lack of liquidity and limited utility.

Our shares of common stock are issued and maintained in two forms:

•	Book-Entry Shares: Traditional uncertificated shares recorded and maintained by our traditional transfer agent in electronic book-entry form.
•	Tokenized Shares: Digital representations of our common stock recorded on the Solana blockchain, maintained by our digital transfer agent.

All issued shares, regardless of form, represent identical rights and may have their ownership format updated pursuant to investor discretion and instructions subject to applicable procedures and requirements and processing times.

In September 2025, we entered into a Digital Transfer Agency Agreement with Superstate Services LLC (“Superstate”) as our co-transfer agent, pursuant to which Superstate, at the request of a common shareholder, will tokenize their shares and distribute such tokenized shares to such shareholder’s digital wallet or custodian, as applicable. Superstate will maintain an “Allowlist” of wallet addresses of individuals and entities who have completed onboarding requirements and are permitted to hold, transfer and facilitate transfers of our tokenized common stock. As a result, access to our tokenized common stock will be restricted to holders who have onboarded with Superstate, potentially limiting investor participation and market depth, and resulting in greater price volatility.

There is little precedent for the issuance or trading of tokenized equity securities, and it is therefore difficult to foresee all of the complications that such activity may entail, which could be significant. For example, if the Solana network experiences downtime, congestion, forks, or other technical issues, holders of tokenized common shares may be unable to transfer or validate ownership of their shares. Such events could impair confidence in our securities and adversely affect their value and liquidity.

Holders of tokenized shares of common stock should be aware that, because currently outstanding shares of the Company’s common stock trade on Nasdaq and there are no current trading venues for the tokenized shares of common stock, recipients of tokenized shares of common stock may face potential illiquidity, trading volatility and/or pricing discrepancies when compared to shares of common stock which trade on Nasdaq. These discrepancies may be substantial and could result in significantly lower valuations for tokenized shares of common stock.

Tokenized shares of common stock are expected to trade on a peer-to-peer basis initially on the Solana blockchain, until more sophisticated marketplaces are developed. The trading volumes and market prices for these shares may be significantly lower than comparable metrics of the common stock listed on Nasdaq, and the holder may therefore face substantial challenges in liquidating their tokenized shares both as compared to the Company’s Nasdaq-listed common stock and in general. Although holders may convert their tokenized shares to traditional book-entry shares traded on Nasdaq, such conversion process could take up to multiple weeks. Holders may be unable to sell their tokenized shares of common stock at any price or at all. The Company can provide no assurances regarding the liquidity, trading volume or pricing of tokenized shares of common stock.

 A trading venue based on blockchain technology involves substantial technical risks. A tokenized securities trading venue may face difficulties in scaling to handle a large number of users and transactions, as well as ensuring adequate performance and security. The underlying blockchain(s) may experience network outages, congestion, or complete failure. The trading venue may face risks related to the underlying blockchain protocol, such as forks or other network changes that could negatively impact or completely halt the venue’s operations. Such trading venue(s) may face risks related to smart contract security, such as bugs or vulnerabilities in the smart contracts used on the venue, which could result in permanent and irreversible loss of tokenized shares or funds as well as other security breaches. The Company has no control over the Solana blockchain or any trading venue and makes no assurances regarding the security, functionality, or continued operation of either.

Other potential risks and uncertainties include, without limitation:

•	The possibility that a viable trading market never develops, is not sustained, or ceases to exist;
•	Adverse attention or action from regulatory authorities;
•	The possibility that the technology on which the blockchain depends fails to function properly or ceases to function entirely, which could result in the inability to access, transfer, or sell tokenized shares of common stock;
•	Uncertainty as to the potential application of laws and regulations including those regarding securities, virtual currencies and money transmission.

Any of the above risks or other uncertainties could adversely impact the rights and interests of holders of the tokenized shares of common stock.

If holders of tokenized shares of common stock elect to move their shares back to the traditional transfer agent, the process can be time-consuming and costly, and during the processing time, trading volatility, stock prices or other factors could adversely impact the shareholder.

If a holder elects to move tokenized shares of common stock from the blockchain to the traditional transfer agent, such process may be time-consuming and costly to the holder. During the time it takes to move the tokenized shares into traditional form, perceived benefits of doing so, such as effecting a sale at a specified price with a willing purchaser, could be lost, and disadvantages such as adverse changes in market conditions, trading volume, or prices could occur during the processing time that render the transaction unfavorable. The Company will not be responsible for any of the foregoing, including the costs and administrative considerations involved in effecting the transfer or deviations in prices.

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

We maintain an incident response plan with a cross-functional team comprised of members of the information technology department, senior management and other appropriate individuals. The team is responsible for assessing and managing the cybersecurity incident response process and taking necessary corrective actions to mitigate and/or eliminate any issues. In connection with our new digital asset treasury strategy, we intend to appoint a Chief Information Security Officer in Fiscal 2026.

Our control over the security posture of and ability to monitor the cybersecurity practices of third-party vendors and service providers, including Galaxy Digital and any digital asset custodians, exchanges, or validators we utilize, is limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by third parties. Given our significant digital asset holdings, any cybersecurity breach affecting our third-party service providers could have a material adverse effect on our business, financial condition, and results of operations.

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

Governance

Our Board of Directors has overall responsibility for the oversight of risk management, including cybersecurity risks. The Board of Directors receives periodic briefings on cybersecurity matters, including key risks to the Company, recent developments and risk mitigation activities from management.

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

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in April 2027. The lease has annual escalations and rent payments were approximately $33,000 per month during Fiscal 2025.

We lease 11,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement scheduled to expire in June 2026. The lease has annual escalations and rent payments were approximately $11,000 per month during Fiscal 2025.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2025, and through the filing date of this Form 10-K, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FWDI”.

On December 5, 2025, the closing price for our common stock was $8.20.

Holders of Common Stock

At December 5, 2025, there were approximately 280 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Issuer Purchases of Equity Securities

On November 3, 2025, the Company’s Board of Directors authorized a share repurchase program permitting the Company to repurchase up to $1 billion of its common stock. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The Company may determine the timing, amount, and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. Through the date of this filing, no shares have been repurchased under this program.

ITEM 6.        RESERVED

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. The following discussion and analysis compares our results of operations for the year ended September 30, 2025 (“Fiscal 2025”) with those for the year ended September 30, 2024 (“Fiscal 2024”). All dollar amounts and percentages presented herein have been rounded to approximate values. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

Cautionary statement regarding Forward-Looking Statements

This report includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding future performance and management’s plans and strategies for future operations, including the implementation and anticipated benefits of our digital asset treasury strategy, intentions of our staking activities, our liquidity and the management of our liquidity, our beliefs regarding SOL, the SOL blockchain and ecosystem, anticipated sales under the ATM offering or purchases under the share buyback program, anticipated hirings, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the SEC.  Forward-looking statements herein speak only as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. is a design company serving top tier medical and technology customers. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company also acquires and holds Solana (“SOL”) and other digital assets and has adopted SOL as its primary treasury reserve asset. On November 17, 2025, the Company changed its ticker symbol on the Nasdaq Capital Market from FORD to FWDI.

New Digital Asset Treasury Strategy

On September 8, 2025, in connection with a private placement with certain accredited investors, we announced the launch of our digital asset treasury strategy, pursuant to which we plan to pursue a number of strategic initiatives to acquire SOL and other digital assets. On September 10, 2025, we entered into the Asset Management Agreement and Services Agreement with Galaxy Digital Capital Management LP (“Galaxy Digital”) to guide us through the implementation of our new digital assets treasury business. On September 15, 2025, we announced our initial liquid SOL purchases of 6,822,000 SOL at an average price of $232 per SOL, or approximately $1.58 billion in the aggregate.

Under our new treasury policy and strategy (the “Treasury Policy”), the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL. Our strategy involves applying a public-market treasury model to an asset that we believe is earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. Our approach involves acquiring SOL directly through market purchases, staking our holdings via our own or third-party operated validators and generating incremental revenue through strategic partnerships and deployments within the Solana ecosystem.

In addition to operating our hardware and software product design and engineering services business, our management will focus its resources on our Treasury Policy, and a significant portion of the balance sheet will be allocated to holding SOL and other digital assets in our digital asset treasury. As of November 30, 2025, we estimated that our digital asset holdings comprised more than 90% of our total assets.

Reverse Stock Split

In June 2024, the Company’s shareholders authorized, and the Company’s Board of Directors approved, a 1-for-10 reverse stock split of our common stock, which became effective on June 18, 2024. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split.

Discontinued Operations

Considering the recurring losses incurred by the retail segment, in July 2023, the Company decided to cease operations of our retail distribution segment, and we are presenting the results of operations for this segment within discontinued operations in the current and prior periods presented herein. The discontinuation of the retail segment represents a strategic shift in the Company’s business. The primary assets of the retail segment are inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of the remaining retail inventory and collected the remaining retail accounts receivable as of September 30, 2025. As of September 30, 2025, the retail segment was fully discontinued, and we expect to have no further significant involvement in this segment. The inventory of the retail segment was presented as discontinued assets held for sale on the balance sheet at September 30, 2023 and the results of operations for the retail segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2025 and 2024. All information and results in this annual report on Form 10-K exclude the discontinued retail segment unless otherwise noted. See Note 3 to our consolidated financial statements for additional information on the discontinued retail segment.

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the current and prior periods presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a related party owned by the Company’s former CEO (see Note 14).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on these discontinued operations.

Variability of Revenues and Results of Operations

A significant portion of our design segment revenue is concentrated with several large customers, some of which are the same and some of which change over time. Orders from some of these customers can be highly variable, with short lead times, which can cause our quarterly revenues, and consequently our results of operations, to vary over a relatively short period of time.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires the use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances at the time of evaluation, changes in our business strategy, adverse changes in market conditions or various other factors could cause actual results to differ from these estimates and such differences could be significant.

We have identified the below critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimate and assumption has had or is reasonably likely to have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 of the consolidated financial statements.

Goodwill and Intangible Assets

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. Evaluating goodwill for impairment will often require the estimation of the fair value of the underlying reporting unit, the inputs to which require a significant amount of judgment, such as future cash flows, future growth rates and profitability. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances at the time of evaluation, actual results could differ from these estimates.

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Share-Based Compensation

We measure share-based compensation expense related to employee and non-employee director share-based awards based on the estimated fair value of the awards as determined on the date of grant, which is recognized as expense over the requisite service period. We utilize the Black-Scholes option pricing model to estimate the fair value of stock options issued as compensation. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the expected term of the stock option, and the expected volatility of our common stock over the period commensurate with the expected term of the option. Uncontrollable uncertainties, such as fluctuation in interest rates, can have an effect on our Black-Scholes estimate calculations. Such fluctuations and other unforeseen changes in inputs could have a material impact on the general and administrative expenses within our financial statements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires certain crypto assets meeting defined criteria to be measured at fair value each reporting period with changes in fair value recognized in net income, presented separately from other intangible assets and accompanied by enhanced disclosures. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company early adopted this standard in the fourth quarter of Fiscal 2025, in conjunction with its new treasury strategy. Since the Company held no digital assets until September 2025, the adoption of this standard had no impact to prior reported financial statements and no cumulative adjustment to retained earnings was required or recorded.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the effects of the pronouncement on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires expanded segment reporting and disclosure and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard in Fiscal 2025 with no material impact to its consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2025 COMPARED TO FISCAL 2024

The table below summarizes our consolidated results from continuing operations for Fiscal 2025 as compared to Fiscal 2024:

	Fiscal 2025	Fiscal 2024	Change ($)	Change (%)
Net revenues	$18,188,000	$19,991,000	$(1,803,000)	(9.0%	)
Cost of sales	12,997,000	14,807,000	(1,810,000)	(12.2%	)
Gross profit	5,191,000	5,184,000	7,000	0.1%
Sales and marketing expenses	1,029,000	769,000	260,000	33.8%
General and administrative expenses	10,528,000	6,366,000	4,162,000	65.4%
Goodwill impairment	2,026,000	200,000	1,826,000	n/m
Operating loss	(8,392,000)	(2,151,000)	(6,241,000)	n/m
Other expense/(income), net	160,676,000	(8,000)	160,684,000	n/m
Income tax provision	20,000	23,000	(3,000)	(13.0%	)
Loss from continuing operations	$(169,088,000)	$(2,166,000)	$(166,922,000)	n/m

n/m - not meaningful

The decline in net revenues from Fiscal 2024 to Fiscal 2025 resulted from a $6,385,000 decline in design segment revenue, primarily attributable to the loss of a major design customer in December 2024 and a net decrease in volume of work and projects with other customers, partially offset by $4,582,000 in staking revenue generated by our digital assets segment.

Our gross profit increased slightly, and gross margin increased from 25.9% in Fiscal 2024 to 28.5% in Fiscal 2025. This increase in both gross profit and margin resulted from the high margin staking revenue generated in our digital assets segment, which generated gross profit of $4,412,000 and gross margin of 96.3%. This was partially offset by lower gross profit and margin in the design segment, a decrease of $4,405,000 in gross profit and a reduction in gross margin from 25.9% in Fiscal 2024 to 5.7% in Fiscal 2025, driven by lower utilization rates, partially mitigated by staff reductions in January and June 2025.

Sales and marketing expenses increased primarily due to increased corporate marketing spend of $500,000 related to corporate market research related activities and was partially offset by a $240,000 reduction in the design segment, driven by cost reduction efforts, including lower personnel costs and lower marketing spend.

Corporate general and administrative expenses increased $4,392,000 due to higher share-based compensation, professional fees related to the sale of the OEM segment and our recent financing transactions, costs associated with additional shareholder meetings and higher investor relations spending. Design segment expenses decreased $769,000 due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Digital assets general and administrative expenses of $539,000 are asset management fees to Galaxy Digital. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During Fiscal 2025, the Company recorded goodwill impairment charges of $1,167,000 related to the IPS reporting unit and $391,000 related to the Kablooe reporting unit, and intangible asset impairment charges of $271,000 related to the IPS reporting unit and $197,000 related to the Kablooe reporting unit, all of which are included in the design segment. These impairment charges resulted from recurring impairment testing and were driven by historical losses and a reduction in expected future performance of the reporting units.

The change in other expense/(income), net is due to a $160,035,000 reduction in the fair value of our digital assets resulting from a decline in the market value of SOL, a $658,000 increase in the estimated fair value of the warrant liability from July 1, 2025 through August 8, 2025 based on changes in the inputs to the valuation model, and lower interest income, interest expense and foreign currency exchange rate losses.

In Fiscal 2025, we recorded a tax provision of $20,000, incurred a loss from continuing operations before income taxes of $169,069,000 and had an effective tax rate of 0%. In Fiscal 2024, we recorded a tax provision of $23,000, generated a loss from continuing operations before income taxes of $2,143,000 and had an effective tax rate of (1.3%). We maintain significant net operating loss carryforwards and do not recognize a significant income tax provision or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax assets.

Consolidated basic and diluted loss per share from continuing operations was $24.90 and $1.97 for Fiscal 2025 and Fiscal 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our recent financings, our primary source of liquidity has been our operations. The primary demand on our working capital is and has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business and we anticipate that our liquidity and financial resources will remain adequate to manage our operating and financial requirements until at least December 2026. At September 30, 2025, our working capital was approximately $38.5 million. At November 30, 2025, our cash balance was approximately $41.2 million.

Recent Financings

On September 9, 2025, we sold and issued to certain accredited investors in a private placement an aggregate of: (i) 77,144,562 shares of our common stock at an offering price of $18.50 per share, and (ii) pre-funded warrants to purchase 12,031,364 shares of our common stock with $18.49999 of the exercise price pre-funded at closing. Pre-funded warrants to purchase an additional 1,783,519 shares of our common stock with $18.49999 of the exercise price pre-funded were also issued in connection with a related strategic advisor agreement. We received aggregate proceeds of approximately $1.65 billion, before deducting placement agent fees and other offering expenses. Net proceeds to the Company, after deducting placement agent fees and other offering expenses, were approximately $1.58 billion.

From July 1 through August 12, 2025, we sold 246,000 shares of common stock under the $35 million ELOC and received gross proceeds of $2,432,000 in connection with such sales. We have sold all shares registered under the ELOC, which was mutually terminated on September 9, 2025.

On August 11, 2025, we sold, in a registered direct offering, approximately 263,000 shares of our common stock at a price of $8.50 per share to six investors and received gross proceeds of approximately $2,230,000.

From September 17, 2025 through November 30, 2025, we sold 436,000 shares of our common stock under our Controlled Equity Offering Sales Agreement for gross proceeds of approximately $11.7 million.

On September 11, 2025, in connection with a Waiver and Leak-out Agreement, we sold 1,784,000 shares of our common stock to the Series B Investors for gross proceeds of $33 million.

See Note 8 to our consolidated financial statements for more information about each of these financings.

Other Liquidity Factors

In the prior reporting period, we identified certain conditions that raised substantial doubt about our ability to continue as a going concern. These conditions included the loss of a significant customer, the resulting decline in revenues and cash, and recurring operating losses. During the period from May 2025 to September 2025, the Company raised gross proceeds of over $1.65 billion through the multiple equity financing transactions described above. Management has evaluated the Company’s ability to continue as a going concern and has concluded that the Company now has sufficient liquidity to fund anticipated cash requirements for operations and working capital purposes for at least one year from the date of issuance of these financial statements. As a result, substantial doubt about the Company’s ability to continue as a going concern no longer exists.

If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity.

Cash Flows

During Fiscal 2025 and Fiscal 2024, our sources and uses of cash were as follows:

Operating Activities

During Fiscal 2025, cash used in operating activities of $4,502,000 resulted from the net loss of $166,974,000, non-cash net digital asset revenue of $4,412,000, the $1,406,000 gain on sale of the OEM business, and the net change in other operating assets and liabilities of $120,000, partially offset by non-cash charges of $160,035,000 related to the fair value adjustment to digital assets, non-cash charges of $3,309,000 for depreciation, amortization, share-based compensation and credit loss expense, non-cash charges of $658,000 related to the fair value adjustment to the warrant liability, non-cash charges of $2,026,000 for the impairment of goodwill and intangible assets, a $1,153,000 increase in accounts payable and related party payables, an $833,000 decrease in accounts receivable and contract assets and $396,000 cash provided by discontinued operations.

During Fiscal 2024, cash provided by operating activities of $520,000 resulted from a net decrease in accounts receivable and contract assets of $1,224,000, cash provided by discontinued operations of $1,672,000, non-cash charges for depreciation, amortization, share-based compensation, credit loss expense and goodwill impairment of $653,000 and the net change in other operating assets and liabilities of $53,000, partially offset by the net loss of $1,951,000, a decrease in accrued expenses and other current liabilities $739,000, a decrease in accounts payable $392,000.

Investing Activities

In Fiscal 2025 cash used for investing activities included $900,791,000 used to purchase digital assets, $650,000 in payments related to the sale of the OEM business, and $26,000 used to purchase property and equipment. In Fiscal 2024, cash used for investing activities of $65,000 resulted from purchases of property and equipment.

Financing Activities

In Fiscal 2025, the Company generated $900,104,000 in cash from the sale of shares under our securities purchase agreement and related pre-funded warrants, $33,000,000 from the Series B waiver and leak-out agreement, $3,962,000 from our ATM, $2,361,000 from our Equity Line of Credit, $2,238,000 from our registered direct offering, $971,000 from the issuance of the Series B preferred stock, net of fees, and $61,000 related to the exercise of stock options, which was partially offset by $737,000 of deferred financing costs related to the ATM and $600,000 to pay off the remaining balance of our note payable to Forward China.

In Fiscal 2024, cash used in financing activities of $500,000 consisted of principal payments on the promissory note held by Forward China.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2025, was effective based on that criteria.

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

Changes in Internal Control

During the fourth quarter of Fiscal 2025, we began the implementation of our new digital assets treasury policy, as further described in Notes 1 and 6 to the consolidated financial statements and accordingly have implemented new and additional internal controls surrounding the acquisition, safeguarding, custody, accounting and reporting of our digital assets. We continue to implement and enhance policies, processes, people, technology and operations related to our new treasury strategy and will continue to evaluate the impact of any related changes to internal controls over financial reporting in Fiscal 2026. Other than the changes related to our new treasury strategy described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.forwardindustries.com) under “Investors – Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

Insider Trading Arrangements and Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, and the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

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

Dated: December 11, 2025

FORWARD INDUSTRIES, INC.
By: /s/ Michael Pruitt Michael Pruitt Interim Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 11, 2025	/s/ Michael Pruitt Michael Pruitt Chief Executive Officer (Principal Executive Officer) and Director

December 11, 2025	/s/ Kathleen Weisberg Kathleen Weisberg Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 11, 2025	/s/ Pyahm (Kyle) Samani
Pyahm (Kyle) Samani
Chairman of the Board of Directors

December 11, 2025	/s/ Sangita Shah Sangita Shah Director

December 11, 2025	/s/ Keith Johnson
Keith Johnson Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement, dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	3/17/25	4.1
3.8	Certificate of Amendment of the Certificate of Incorporation – Series B	S-1	6/10/25	3.7
3.9	Certificate of Amendment to the Certificate of Incorporation – Increasing the Authorized Shares of Common Stock	8-K	9/8/25	3.1
3.10	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
3.10(a)	Amendment No. 1 to the Third Amended and Restated Bylaws	8-K	6/18/25	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note, dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)	10-K	12/27/24	4.2
4.3	Form of Pre-Funded Warrant– PIPE Offering	8-K	9/8/25	4.1
10.1	2011 Long-Term Incentive Plan, as amended*	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan*	8-K	12/23/20	4.1
10.2(a)	Amendment to the 2021 Equity Incentive Plan*	S-8	9/18/25	4.2
10.3	Employment Agreement, dated September 10, 2025 – Michael Pruitt*	8-K	10/31/25	10.1
10.4	Employment Agreement, dated July 1, 2023 – Kathleen Weisberg*	8-K	6/30/23	10.1
10.4(a)	Amendment No. 1 to Employment Agreement – Kathleen Weisberg*	8-K	8/12/25	10.1
10.5	Employment Agreement, dated January 18, 2018 - Robert Wild*	10-K	12/16/22	10.12
10.6	Employment Agreement, dated August 17, 2020 – Tom KraMer*	10-K	12/16/22	10.13
10.7	Summary of Employment Arrangement - Terence Wise*	10-K	12/21/23	10.4
10.8	Separation Agreement, dated May 16, 2025, by and between Forward Industries, Inc. and Terence Wise	8-K	5/22/25	10.2
10.9	Transaction Agreement, dated May 16, 2025, by and among Forward Industries, Inc., Forward Industries (IN), Inc. and Forward Industries (Asia-Pacific) Corporation	8-K	5/22/25	10.1
10.10	Consultancy Agreement, dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.11	Consultancy Agreement, dated September 1, 2022 - Justwise Group Ltd.	10-K	12/16/22	10.11

10.12	Extension to the Consultancy Agreement – Justwise Group Ltd.	8-K	11/8/23	10.4
10.13	Promissory Note, dated January 18, 2028 (as amended and extended through December 31, 2025), issued to Forward Industries (Asia-Pacific) Corporation	8-K	5/22/25	10.3
10.14	Buying Agency and Supply Agreement, dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.15	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.16	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.17	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.18	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – October 2024	8-K	10/4/24	10.1
10.19	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – February 2025	8-K	2/13/25	10.1
10.20	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – March 2025 Series A-1	8-K	3/24/25	10.1
10.21	Securities Purchase Agreement (ELOC), dated May 16, 2025, by and between Forward Industries, Inc. and C/M Capital Master Fund, LP	8-K	5/22/25	10.4
10.22	Registration Rights Agreement (ELOC), dated May 16, 2025, by and between Forward Industries, Inc. and C/M Capital Master Fund, LP	8-K	5/22/25	10.5
10.23	Preferred Stock Purchase Agreement, dated May 23, 2025 – Series B Convertible Preferred Stock	S-1	6/10/25	10.20
10.24	Registration Rights Agreement, dated May 23, 2025 – Series B Convertible Preferred Stock	S-1	6/10/25	10.21
10.25	Form of Warrant, dated May 23, 2025 – Series B Offering	S-1	6/10/25	10.22
10.26	Form of Subscription Agreement – August 2025 Registered Direct Offering	8-K	8/11/25	10.1
10.27	Form of Securities Purchase Agreement, dated September 6, 2025 – PIPE Offering+	8-K	9/8/25	10.1
10.28	Form of Registration Rights Agreement, dated September 6, 2025 – PIPE Offering	8-K	9/8/25	10.2
10.29	Form of Waiver and Consent, dated October 10, 2025 – RRA Extension	8-K	10/10/25	10.1
10.30	Strategic Advisor and Lead Investor Agreement, dated September 6, 2025, by and between Forward Industries, Inc. and Galaxy Digital LP	8-K	9/8/25	10.3
10.31	Lead Investor Agreement, dated September 6, 2025, by and among Forward Industries, Inc., J Digital 6 Cayman Ltd. and Multicoin Capital Master Fund, LP	8-K	9/8/25	10.4
10.32	Form of Waiver and Leak-Out Agreement – Series B Holders	8-K	9/8/25	10.5
10.33	Asset Management Agreement, dated September 10, 2025, by and between Forward Industries, Inc. and Galaxy Digital Capital Management LP+	8-K	9/11/25	10.1

10.34	Services Agreement, dated September 10, 2025, by and between Forward Industries, Inc. and Galaxy Digital LP+	8-K	9/11/25	10.2
16.1	Letter from CohnReznick LLP	8-K	3/31/25	16.1
19.1	Insider Trading Policy	10-K	12/27/24	19.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Independent Registered Public Accounting Firm CBIZ CPAs PC				Filed
23.2	Consent of Independent Registered Public Accounting Firm CohnReznick LLP				Filed
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
97	Clawback Policy	10-K	12/27/24	97

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

*  Management compensatory agreement or arrangement.

+  Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc. 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. (the “Company”) as of September 30, 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the September 30, 2024 financial statements to retrospectively apply the change in accounting principle due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the September 30, 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the September 30, 2024 financial statements taken as a whole.

Emphasis of Matter - Investment in SOL

In forming our opinion, we have considered the adequacy of the disclosure in Note 17, "Risks and Uncertainties," to the consolidated financial statements, which describes the significant risks and uncertainties that could materially affect the Company’s financial condition, and results of operations. As discussed in Note 17, the Company holds a substantial concentration in SOL, a digital asset that is subject to high market volatility and speculative trading, regulatory uncertainties, cybersecurity threats, and risks related to its custody and legal status. These factors may result in material adverse effects, including potential losses, increased variability in earnings, and exposure to additional regulatory requirements and operational disruptions.

Emphasis of Matter - Discontinued Operations

As discussed in Note 3 to the financial statements, the Company committed to a plan to dispose of its OEM segment, which met the criteria for discontinued operations under ASC 250-20. Accordingly, we have audited the presentation of the OEM segment as discontinued operations as described in Note 3 for the September 30, 2024 financial statements and in our opinion, such adjustments are appropriately and have been properly applied. We were not engaged to audit, review, or apply any procedures to the September 30, 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the September 30, 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of audit evidence pertaining to the existence and control of the digital assets

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. The principal considerations for our determination of the critical audit matter is as the result of especially subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using third-party custodial service.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We performed micro-movement testing on the wallets held by the Company as well as performed procedures on the micro movements on unstaking and staking of wallet balances. We obtained confirmation of the Company’s digital assets in custody as of September 30, 2025 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using a software audit tool. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since March 2025.

Melville, New York
December 11, 2025

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2024, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor from 2011 to 2025.

Holmdel, New Jersey

December 27, 2024

except for the presentation of the OEM segment as discontinued operations as described in Notes 1, 2, and 3, as to which the date is September 16, 2025 and the presentation of the Fiscal 2024 Design Segment in Note 16, as to which the date is December 11, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024
Assets

Current assets:
Cash	$38,166,973	$2,777,125
Accounts receivable, net of allowances for credit losses of $92,358 and $27,282 as of September 30, 2025 and 2024, respectively	1,635,171	2,308,425
Contract assets	1,064,264	1,272,993
Prepaid expenses and other current assets	355,548	382,832
Assets held for sale	–	2,908,039
Total current assets	41,221,956	9,649,414

Digital assets	1,430,486,289	–
Property and equipment, net	124,331	218,025
Intangible assets, net	–	680,386
Goodwill	–	1,558,682
Operating lease right-of-use assets, net	2,303,776	2,593,112
Other assets	806,137	68,737
Total assets	$1,474,942,489	$14,768,356

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China (related party)	$–	$600,000
Accounts payable	433,044	103,581
Related party payables (Note 14)	923,513	–
Deferred income	292,525	399,439
Current portion of operating lease liability	450,949	404,056
Accrued expenses and other current liabilities	623,512	571,662
Liabilities held for sale	–	7,292,858
Total current liabilities	2,723,543	9,371,596

Other liabilities:
Operating lease liability, less current portion	2,094,079	2,429,726
Total liabilities	4,817,622	11,801,322

Commitments and contingencies (Note 12)

Shareholders' equity:
Series A-1 Convertible Preferred Stock, par value $0.01 per share; stated value of $1,000 per share; 6,700 shares authorized, 0 and 2,200 shares issued and outstanding at September 30, 2025 and 2024, respectively	–	2,200,000
Series B Convertible Preferred Stock, par value $0.01 per share; stated value of $1 per share; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and 2024	–	–
Common stock, 300,000,000 shares authorized; par value $0.01 per share; 86,145,514 and 1,101,069 shares issued and outstanding at September 30, 2025 and 2024, respectively	861,455	11,011
Additional paid-in capital	1,655,874,892	20,393,163
Accumulated deficit	(186,611,480)	(19,637,140)
Total shareholders' equity	1,470,124,867	2,967,034

Total liabilities and shareholders' equity	$1,474,942,489	$14,768,356

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2025	2024

Revenues, net	$18,187,525	$19,990,833
Cost of sales	12,996,281	14,807,117
Gross profit	5,191,244	5,183,716

Sales and marketing expenses	1,029,350	769,370
General and administrative expenses	9,604,490	6,365,464
Related party expenses	923,513	–
Goodwill and intangible asset impairment	2,026,311	200,000

Operating loss	(8,392,420)	(2,151,118)

Loss on change in fair value of digital assets	160,035,105	–
Loss on change in fair value of warrant liability	658,332	–
Interest income	(70,669)	(78,863)
Interest expense - related party	49,143	62,662
Other expense, net	4,244	8,315
Loss from continuing operations before income taxes	(169,068,575)	(2,143,232)

Provision for income taxes	20,404	22,947
Loss from continuing operations	(169,088,979)	(2,166,179)
Income from discontinued operations, net of tax	2,114,639	215,592
Net loss	(166,974,340)	(1,950,587)
Deemed dividend on Series B Convertible Preferred Stock	(29,444)	–
Net loss attributable to common shareholders	$(167,003,784)	$(1,950,587)

Basic loss per share :
Basic loss per share from continuing operations	$(24.90)	$(1.97)
Basic earnings per share from discontinued operations	0.31	0.20
Basic loss per share	$(24.59)	$(1.77)

Diluted loss per share:
Diluted loss per share from continuing operations	$(24.90)	$(1.97)
Diluted earnings per share from discontinued operations	0.31	0.20
Diluted loss per share	$(24.59)	$(1.77)

Weighted average common shares outstanding:
Basic	6,791,173	1,101,069
Diluted	6,791,173	1,101,069

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the Fiscal Year Ended September 30, 2025

	Series A-1 Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2024	2,200	$2,200,000	–	$–	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034

Share-based compensation	–	–	–	–	50,000	500	2,871,256	–	2,871,756
Preferred stock issued in connection with conversion of accounts payable to Forward China	2,725	2,725,000	–	–	–	–	–	–	2,725,000
Issuance of preferred stock, net of related costs	–	–	1,000,000	10,000	–	–	397,835	–	407,835
Common stock issued in connection with ELOC, net of fees	–	–	–	–	272,536	2,725	2,358,144	–	2,360,869
Common stock issued in connection with registered direct offering	–	–	–	–	263,243	2,632	2,234,933	–	2,237,565
Common stock issued for conversion of preferred stock	(4,925)	(4,925,000)	(1,000,000)	(10,000)	885,431	8,854	4,926,146	–	–
Common stock issued in connection with ATM, net of fees	–	–	–	–	123,664	1,237	3,960,781	–	3,962,018
Reclassification of warrant liability	–	–	–	–	–	–	1,221,443	–	1,221,443
Common stock issued in connection with Securities Purchase Agreement, net of fees	–	–	–	–	80,711,600	807,116	1,361,897,718	–	1,362,704,834
Pre-Funded warrants issued in connection with Securities Purchase Agreement	–	–	–	–	–	–	222,580,114	–	222,580,114
Shares issued under Waiver and Leak-out agreement	–	–	–	–	1,783,783	17,838	32,982,162	–	33,000,000
Exercise of Pre-Funded Warrants	–	–	–	–	950,281	9,503	(9,503)	–	–
Exercise of stock options	–	–	–	–	3,907	39	60,700	–	60,739
Net loss	–	–			–	–	–	(166,974,340)	(166,974,340)
Balance at September 30, 2025	–	$–	–	$–	86,145,514	$861,455	$1,655,874,892	$(186,611,480)	$1,470,124,867

	For the Fiscal Year Ended September 30, 2024

	Series A-1 Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2023	–	$–	–	$–	1,101,069	$11,011	$20,291,803	$(17,686,553)	$2,616,261

Share-based compensation	–	–	–	–	–	–	101,360	–	101,360
Net loss	–	–	–	–	–	–	–	(1,950,587)	(1,950,587)
Preferred Stock issued in connection with conversion of accounts payable to Forward China	2,200	2,200,000	–	–	–	–	–	–	2,200,000

Balance at September 30, 2024	2,200	$2,200,000	–	$–	1,101,069	$11,011	$20,393,163	$(19,637,140)	$2,967,034

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(166,974,340)	$(1,950,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	2,871,756	101,360
Depreciation and amortization	332,225	331,927
Credit loss expense	105,516	19,505
Non-cash digital asset revenue, net	(4,411,859)	–
Change in fair value of digital assets	160,035,105	–
Change in fair value of warrant liability	658,332	–
Goodwill and intangible asset impairment	2,026,311	200,000
Gain on sale of OEM segment	(1,405,972)	–
Changes in operating assets and liabilities:
Accounts receivable	624,359	1,521,057
Contract assets	208,729	(297,248)
Prepaid expenses and other current assets	27,284	(60,851)
Accounts payable	229,463	(391,868)
Related party payables	923,513	–
Deferred income	(106,914)	102,032
Net changes in operating lease liabilities	582	12,161
Accrued expenses and other current liabilities	(42,330)	(739,283)
Net cash used in operating activities-continuing operations	(4,898,240)	(1,151,795)
Net cash provided by operating activities-discontinued operations	396,153	1,671,565
Net cash (used in)/provided by operating activities	(4,502,087)	519,770

Investing Activities:
Purchases of digital assets	(900,790,843)	–
Cash paid for sale of OEM segment	(650,000)	–
Purchases of property and equipment	(25,774)	(65,154)
Net cash used in investing activities	(901,466,617)	(65,154)

Financing Activities:
Proceeds from Securities Purchase Agreement, net	900,103,815	–
Proceeds from Equity Line of Credit, net	2,360,869	–
Proceeds from Registered Direct Offering	2,237,565	–
Proceeds from Waiver and Leak-out Agreement	33,000,000	–
Proceeds from ATM, net	3,962,018	–
Proceeds from issuance of Series B preferred stock and warrants, net	970,946	–
Deferred financing costs associated with ATM	(737,400)	–
Proceeds from stock options exercised	60,739	–
Repayment of note payable to Forward China (related party)	(600,000)	(500,000)
Net cash provided by/(used in) financing activities	941,358,552	(500,000)

Net increase/(decrease) in cash	35,389,848	(45,384)
Cash at beginning of year	2,777,125	2,822,509
Cash at end of year	$38,166,973	$2,777,125

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$48,921	$62,662
Cash paid for taxes	32,071	7,069
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Operating lease assets obtained in exchange for operating lease liabilities	157,424	–
Conversion of accounts payable to convertible preferred stock	2,725,000	2,200,000
Fair value of commitment shares issued under equity line of credit	191,447	–
Digital assets received in Securities Purchase Agreement	685,375,313	–
Digital assets used in investing activities	685,375,313	–
Unpaid portion of Securities Purchase Agreement fees	194,180	–
Reclass of warrant liability to equity	1,221,443	–

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a global design company serving top tier medical and technology customers. The Company provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company also acquires and holds Solana (“SOL”) and other digital assets and has adopted SOL as its primary treasury reserve asset.

On November 17, 2025, the Company changed its ticker symbol on the Nasdaq Capital Market from FORD to FWDI.

New Digital Asset Treasury Strategy

On September 8, 2025, in connection with a private placement with certain accredited investors (see Note 8), we announced the launch of our digital asset treasury strategy, pursuant to which we plan to pursue a number of strategic initiatives to acquire Solana (“SOL”) and other digital assets. In September 2025, we entered into the Asset Management Agreement with Galaxy Digital Capital Management LP and the Services Agreement with Galaxy Digital LP (see Note 14) to guide us through the implementation of our new digital assets treasury business.

Under our new treasury policy and strategy, the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL by applying a public-market treasury model to an asset that we believe is earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. Our planned approach involves acquiring SOL directly through market purchases and staking our holdings via our own or third-party operated validators and generating incremental revenue through strategic partnerships and deployments within the Solana ecosystem.

In addition to operating our hardware and software product design and engineering services business, our management will focus its resources on our new treasury policy and a significant portion of the balance sheet will be allocated to holding SOL and other digital assets in our digital asset treasury.

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

Discontinued Operations

In July 2023, the Company’s Board of Directors approved the decision to cease operations of its retail distribution segment (“Retail Exit”) and is presenting the results of operations for this segment within discontinued operations in the periods presented herein. Our retail distribution business sourced and sold smart-enabled furniture, hot tubs and saunas and a variety of other products through various online retailer websites to customers predominantly located in the U.S. and Canada. The inventory of the retail segment was presented as discontinued assets held for sale on the balance sheet on September 30, 2023.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the current and prior periods presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a related party owned by the Company’s former CEO (see Note 14).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on these discontinued operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit and working capital of $186,611,000 and $38,498,000, respectively, on September 30, 2025, a net loss of $166,974,000 in Fiscal 2025 and a cash balance of approximately $41.2 million at November 30, 2025.

In the prior reporting period, the Company identified certain conditions that raised substantial doubt about its ability to continue as a going concern. These conditions included the loss of a significant customer, the resulting decline in revenues and cash, and recurring operating losses. During the period from May 2025 to September 2025, the Company raised gross proceeds of over $1.65 billion through multiple equity financing transactions (see Note 8). As a result, the Company believes it now has sufficient liquidity to fund anticipated cash requirements for operations and working capital purposes through at least December 2026. As a result, the previously disclosed going concern uncertainty language has been removed as substantial doubt no longer exists regarding the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and all of its wholly-owned subsidiaries: Forward Industries (IN), Inc. (“Forward US”), DE Sub 1 LLC (“Forward Delaware”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”) and Kablooe, Inc. (“Kablooe”). The terms “Forward”, “we”, “our” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

As a result of the Retail Exit, the OEM Plan and the Company’s new digital asset treasury strategy, the Company now has two reportable segments: design and digital assets. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. The digital assets segment captures SOL-based yield generated by participating in the Solana network’s staking protocol, which currently comprises rewards received from native staking. See Note 16 for additional information on our segments.

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

Digital Assets

The Company accounts for its holdings of digital assets, including cryptocurrencies such as Solana, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350-60, “Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). Digital assets are initially measured at cost and subsequently measured at fair value, with changes in fair value recognized in net income/(loss) each reporting period. Digital assets are classified as noncurrent assets unless the Company intends to sell them or otherwise realize their value within twelve months after the reporting date. Upon disposal of a digital asset (e.g., by sale, exchange or transfer) the Company derecognizes the asset and recognizes a realized gain or loss in net income, calculated as the difference between the sale proceeds and the asset’s carrying amount, which is determined using a first-in, first-out method.

Digital assets that are not in scope of ASC 350-60 are accounted for as indefinite-lived intangible assets subject to impairment testing, or as financial assets if they are redeemable for cash.

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 4.

Cash

The Company maintains cash deposits and money market accounts with financial institutions in the United States that at times may exceed federally insured limits of $250,000 per financial institution. At September 30, 2025, there were deposits totaling approximately $37,471,000 held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers net of an allowance for credit losses. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At September 30, 2025 and September 30, 2024, the Company had allowances for credit losses of $92,000 and $27,000, respectively.

Inventories

Inventories consisted primarily of finished goods and were stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance was made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. If needed, an allowance was established through charges to cost of sales, which is now presented as a component of income/(loss) from discontinued operations in the Company’s consolidated statements of operations. In determining the adequacy of any allowance, management’s estimates were based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Due to the Retail Exit and the OEM Plan the Company has no remaining inventory at September 30, 2025. Inventory on hand at September 30, 2024 is presented as a component of assets held for sale.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Offering Costs

Offering costs include underwriting commissions, professional fees, filing fees and other costs directly associated with the Company’s recent financing transactions. Prior to the completion of an offering, offering costs related to common and preferred stock issuances are recorded as a component of other assets on the consolidated balance sheet and recorded a reduction to additional paid-in capital when the shares related to such offering are issued. Offering costs associated with warrant liabilities are expensed as incurred and recorded as a component of general and administrative expenses.

Leases

Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right-of-use assets on the consolidated balance sheets. The current and long-term portions of operating lease liabilities are shown separately as such on the consolidated balance sheets.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2025, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Revenue Recognition

Discontinued OEM Distribution Segment

The OEM distribution segment recognized revenue when: (i) finished goods were shipped to its customers (in general, these conditions occurred at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there were no other deliverables or performance obligations; and (iii) there were no further obligations to the customer after the title of the goods had transferred. If the Company received consideration before achieving the criteria previously mentioned, it recorded a contract liability, which would be classified as a component of liabilities held for sale in the accompanying consolidated balance sheets. The OEM distribution segment had no contract liabilities at September 30, 2025, 2024 or 2023. The results of operations of the OEM segment are reported as discontinued operations for Fiscal 2025 and Fiscal 2024 (see Note 3).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Retail Distribution Segment

The retail distribution segment sold products primarily through online websites operated by authorized third-party retailers. Revenue was recognized when control (as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”) of the related goods was transferred to the retailer, which generally occurred upon shipment to the end customer. Other than product delivery, the retail distribution segment did not typically have other deliverables or performance obligations associated with its products. Revenue was measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company received consideration before achieving the criteria previously mentioned, it recorded a contract liability, which would be classified as a component of deferred income in the accompanying consolidated balance sheets. The retail distribution segment had no contract liabilities at September 30, 2025, 2024 or 2023. The results of operations of the retail segment are reported as discontinued operations for Fiscal 2025 and Fiscal 2024 (see Note 3).

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

Recognized revenues that will not be billed until a later date are recorded as contract assets in the accompanying consolidated balance sheets. The design segment had contract assets of $1,064,000, $1,273,000 and $976,000 at September 30, 2025, 2024 and 2023, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities of $293,000, $399,000 and $297,000 at September 30, 2025, 2024 and 2023, respectively.

Digital Asset Staking

The Company participates in proof-of-stake validation. Proof-of-stake validation, also referred to as staking, requires the Company to delegate its digital assets to a validator. Staking can be performed on proprietary validation infrastructure or through the use of third-party infrastructure or service providers. The Company concluded that where it controls the validation infrastructure, it is a principal in the provision of staking services to the blockchain, and recognizes staking revenue on a gross basis. Blockchain rewards distributed to third parties staking on the Company’s validation infrastructure are included in the Cost of sales.

The Company recognizes noncash consideration from staking activities related to its digital asset holdings in accordance with ASC 606. Staking income is generated when the Company participates in digital asset networks to validate transactions and, in return, earns rewards in the form of additional digital assets. The Company considers its performance obligation to be satisfied at the point in time when it has successfully provided validation services to the network and the reward is determinable and collectible. Revenue is measured as the fair value of digital assets received as staking rewards at contract inception, which generally occurs at the beginning of each epoch of the respective blockchain.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Design segment revenue is predominantly recognized over time and has similar other economic factors, including, but not limited to, the geographic location and type of customer, payment terms and length of contracts. Digital assets staking revenue is recognized at a point in time. See Note 16 for disaggregated revenue amounts.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other income or expense in the accompanying consolidated statements of operations. The approximate net losses from foreign currency transactions were $5,000 and $8,000 in Fiscal 2025 and Fiscal 2024, respectively.

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

The acquisition of Kablooe provided annual contingent earnout payments based on results of Kablooe’s operations through August 2025. In accordance with ASC 820, the fair value of this earnout liability was measured on a recurring basis at each reporting date using inputs categorized within Level 3 of the fair value hierarchy. Due to the low likelihood of Kablooe reaching the specified earnout targets, the fair value of this earnout liability was $0 at September 30, 2024. The carrying amounts of cash, accounts receivable, accounts payable, due to Forward China, and the Note payable to Forward China approximate fair value due to their short-term maturities.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies ASC 820 in the valuation of SOL held by the Company for financial statement purposes. The fair value of SOL uses Level 1 inputs to reflect the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date in SOL’s “principal market,” or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company determines its principal market (or in the absence of a principal market, the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/ask quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of the digital asset’s fair value.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the effects of the pronouncement on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires certain crypto assets meeting defined criteria to be measured at fair value each reporting period with changes in fair value recognized in net income, presented separately from other intangible assets and accompanied by enhanced disclosures. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the fourth quarter of Fiscal 2025, in conjunction with its new treasury strategy. Since the Company held no digital assets until September 2025, the adoption of this standard had no impact to prior reported financial statements and no cumulative adjustment to retained earnings was required or recorded.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis and retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires expanded segment reporting and disclosure and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in Fiscal 2025, which did not have a material impact on its financial statements.

NOTE 3         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In July 2023, the Company decided to cease operations of its retail distribution segment (“Retail Exit”). The primary assets of the retail segment were inventory and accounts receivable. The Company sold, liquidated, or otherwise disposed of all remaining retail inventory, and collected remaining retail accounts receivable by September 30, 2024, at which time the retail segment was considered fully discontinued. We expect to have no further significant continuing involvement with this segment. The Retail Exit was considered a strategic shift that would have a significant impact on the Company’s operations and financial results. The inventory of the retail segment met the criteria to be considered “held-for-sale” in accordance with ASC 205-20, “Discontinued Operations.” Accordingly, the retail inventory was classified on our consolidated balance sheets as “discontinued assets held for sale” at September 30, 2023, and the results of operations for the retail segment have been classified as “Discontinued Operations” on the consolidated statements of operations for the years ended September 30, 2025 and 2024.

In March 2025, in connection with the fourth Conversion Agreement (see Note 14), Forward China determined it would not renew the Buying Agency and Supply Agreement (“Sourcing Agreement”), which subsequently expired on May 9, 2025 (see Note 14). Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment. On May 16, 2025, the Company and Forward US entered into a transaction agreement with Forward China, pursuant to which: (i) the Company sold all equity interest in Forward Switzerland and Forward UK and sold certain other net assets related to Forward US’ OEM segment to Forward China to satisfy outstanding payables due to Forward China under the Sourcing Agreement; (ii) the Company and Forward China terminated the Sourcing Agreement and extended the term of the Note Payable (see Note 14) to December 31, 2025; and (iii) the Company paid Forward China $200,000 at closing plus $150,000 on each of July 31, 2025, August 31, 2025 and September 30, 2025. Results of operations for Forward Switzerland and Forward UK were included in the Company’s results of operations through and including May 16, 2025.

The sale of the OEM business is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the consolidated balance sheets at September 30, 2024. The results of operations for the OEM segment have been classified as discontinued operations on the consolidated statements of operations for the years ended September 30, 2025 and 2024.

The consolidated balance sheets and statements of operations for comparable periods have been reclassified to conform to this presentation in accordance with the accounting guidance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of the “Net income (loss) from discontinued operations, net of tax” in our consolidated statements of operations.

	For the Fiscal Years Ended September 30,
	2025	2024

Revenues, net	$5,563,000	$10,935,000
Cost of sales	4,445,000	9,642,000
Gross profit	1,118,000	1,293,000
Sales and marketing expenses	360,000	880,000
General and administrative expenses	49,000	197,000
Operating income	709,000	216,000
Gain on sale of discontinued operations	1,406,000	–
Income from discontinued operations, net of tax	$2,115,000	$216,000

There were no material amounts of depreciation, amortization, investing or financing cash flows for the discontinued operations in Fiscal 2025 or Fiscal 2024. The only significant non-cash activity for the discontinued operations in Fiscal 2025 and 2024 was the conversion of accounts payable to Forward China into preferred stock in July and September of 2024 (see Note 14).

The following table presents the major components of assets and liabilities held for sale on our consolidated financial statements at September 30, 2024:

Cash	$245,000
Accounts receivable, net	2,124,000
Inventories	490,000
Prepaid expenses and other current assets	49,000
Total assets held for sale	$2,908,000

Accounts payable	$25,000
Due to Forward China	7,226,000
Other current liabilities	42,000
Total liabilities held for sale	$7,293,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2025			September 30, 2024
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(281,000)	(1,226,000)	(1,507,000)	(242,000)	(1,053,000)	(1,295,000)
Impairment loss	(304,000)	(164,000)	(468,000)	–	–	–
Net carrying amount	$–	$–	$–	$343,000	$337,000	$680,000

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets were amortized over their expected useful lives of 15 years for the trademarks and eight years for the customer relationships. During Fiscal 2025 and Fiscal 2024, the Company recorded amortization expense related to intangible assets of $213,000, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

At September 30, 2025, due to declining revenues and continuing losses in the design segment, the Company reviewed its intangible assets for impairment. Based on the estimated future cash flows of the design business, the Company determined these intangible assets were no longer recoverable at September 30, 2025 and recorded an impairment charge for their remaining net carrying value.

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

Due to the historical losses of the Kablooe reporting unit, the Company elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Kablooe reporting unit at September 30, 2024. Using an income approach methodology, the fair value of the Kablooe reporting unit was estimated with a discounted cash flow analysis incorporating variables categorized within level 3 of the fair value hierarchy such as projected revenues, growth rate and discount rate. This quantitative testing indicated the carrying amount of the Kablooe reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $200,000 in Fiscal 2024, primarily driven by a reduction in the expected future performance of the Kablooe reporting unit. The Company reviewed the fair value of the Kablooe reporting unit at September 30, 2025, in connection with its annual goodwill impairment evaluation. Based on a decrease in its estimated future cash flows, driven by declining revenues and continued losses, the Company determined the carrying amount of this reporting unit exceeded its fair value and recorded an impairment charge of $391,000 for the remaining goodwill balance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviewed the fair value of the IPS reporting unit at September 30, 2025, in connection with its annual goodwill impairment evaluation. Based on a decrease in its estimated future cash flows, driven by declining revenues and continued losses, the Company determined the carrying amount of this reporting unit exceeded its fair value and recorded an additional impairment charge of $943,000 for the remaining goodwill balance.

Below is the rollforward of goodwill for the design segment, the only reportable segment with goodwill:

Balance at September 30, 2024	$1,559,000
Impairment of IPS reporting unit	(1,168,000)
Impairment of Kablooe reporting unit	(391,000)
Balance September 30, 2025	$–

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2025	2024
Computer hardware and software	$490,000	$481,000
Furniture and fixtures	32,000	48,000
Equipment	95,000	83,000
Property and equipment, cost	617,000	612,000
Less accumulated depreciation and amortization	(493,000)	(394,000)
Property and equipment, net	$124,000	$218,000

Depreciation expense was $119,000 and $120,000 for Fiscal 2025 and Fiscal 2024, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6        DIGITAL ASSETS

The following table shows the quantity of tokens, cost basis and fair value of Solana held by the Company as of September 30, 2025:

Quantity	6,854,000
Cost basis	$1,590,521,000
Fair value	$1,430,486,000

The following table summarizes the Company’s Solana related activity for Fiscal 2025:

Carrying value at September 30, 2024	$–
Purchases and other additions	1,590,521,000
Unrealized losses	(160,035,000)
Carrying value at September 30, 2025	$1,430,486,000

Staked Digital Assets

The Company had staked $1.43 billion of digital assets as of September 30, 2025. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the Solana blockchain. As of September 30, 2025, the majority of the Company’s staked digital assets on the Solana blockchain could be unbonded within three days. The staking rewards generated from proprietary staking activities for Fiscal 2025 were $4.36 million.

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2025 and 2024 are as follows:

	September 30,
	2025	2024
Accrued commissions/bonuses	$21,000	$109,000
Paid time off	245,000	265,000
Professional fees	270,000	12,000
Other	88,000	186,000
Total	$624,000	$572,000

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

Securities Purchase Agreement

In September 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we sold and issued to the Purchasers in a private placement (the “Private Placement”) an aggregate of (i) 77,144,562 shares (the “Shares”) of common stock of the Company, par value $0.01 per share (the “Common Stock”), at an offering price of $18.50 and (ii) pre-funded warrants (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) to purchase 12,031,364 shares of Common Stock (the “Pre-Funded Warrant Shares”) with $18.49999 of the exercise price per Pre-Funded Warrant that was pre-funded at closing (the “Per Share Purchase Price”). In the Private Placement, the Purchasers tendered U.S. dollars, USD Coin (USDC) or Tether (USDT) to the Company as consideration for the Securities. We received aggregate proceeds of approximately $1.65 billion, before deducting placement agent fees and other expenses.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, providing for the registration for resale of the Shares, the Advisor Shares (as defined below), the Lead Investor Shares (as defined below), the Pre-Funded Warrant Shares and the shares of Common Stock underlying each of the Advisor Warrants and Lead Investor Warrants on an effective registration statement, pursuant to a registration statement which was filed on November 3, 2025 and amended on November 10, 2025 and November 14, 2025.

On October 10, 2025, we entered into a Waiver and Consent (the “Waiver and Consent”) with certain holders of the Company’s securities (who collectively beneficially own at least 50.1% of the then outstanding Registrable Securities, as defined in the Registration Rights Agreement). The Waiver and Consent waived the compliance of the Filing Date (as defined in the Registration Rights Agreement) and extended the deadline for the Company to file the initial resale registration statement with the Securities and Exchange Commission to November 10, 2025. Such registration statement was filed and automatically effective on November 3, 2025.

Galaxy Strategic Advisor Agreement

In September 2025, we entered into a Strategic Advisor and Lead Investor Agreement (the “Strategic Advisor Agreement”) with Galaxy Digital LP (“Galaxy”) pursuant to which we engaged Galaxy to serve as our strategic advisor with respect to the Private Placement. In consideration of Galaxy’s services, we issued to Galaxy, in addition to the Securities acquired by Galaxy pursuant to the Securities Purchase Agreement, 1,783,519 of Pre-Funded Warrants and 4,458,796 warrants (the “Advisor Warrants”) to purchase an amount of shares of our Common Stock (the “Advisor Shares”).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lead Investor Agreement

In September 2025, we entered into a Lead Investor Agreement (the “Lead Investor Agreement”) with J Digital 6 Cayman Ltd. (“Jump Crypto”) and Multicoin Capital Master Fund, LP (“Multicoin,” and together with Galaxy and Jump Crypto, the “Sponsors”) to secure the commitment of Jump Crypto and Multicoin in the Private Placement. In consideration of Jump Crypto and Multicoin’s participation, we issued to each of Jump Crypto and Multicoin, in addition to the Securities acquired by Jump Crypto and Multicoin pursuant to the Securities Purchase Agreement, 1,783,519 shares of our Common Stock (the “Lead Investor Shares”) and 4,458,796 warrants to purchase an amount of shares of the Common Stock (the “Lead Investor Warrants”). Pursuant to the Lead Investor Agreement, for so long as Multicoin continues to beneficially own at least 5% of the Company’s issued and outstanding shares of Common Stock, Multicoin has the right to nominate one individual for election to the Board of Directors, who shall also be chairperson of the Board of Directors (such nominee, the “Investor Designee”), and the Company agreed to use its reasonable best efforts to cause the Investor Designee to be elected to the Board of Directors (including recommending that the Company’s shareholders vote in favor of the election of the Investor Designee).

Registered Direct Offering

On August 11, 2025, the Company entered into subscription agreements with six investors pursuant to which it agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of approximately 263,000 shares of its common stock at a price of $8.50 per share. The Offering closed on August 11, 2025 and the aggregate gross proceeds from the Offering were approximately $2,238,000.

Preferred Stock

Series A-1 Convertible Preferred Stock

In connection with the Accounts Payable Conversion Agreements with Forward China (see Note 14), the Company filed three Certificates of Amendment to the Certificate of Incorporation (the “COD”) designating 6,700 shares of Series A-1 Convertible Preferred Stock (the “Series A-1”), with a stated value of $1,000 per share (the “Stated Value”).

The holders of the Series A-1 have no voting rights and rank senior to all classes or series of the Company’s common stock with respect to the distribution of assets upon liquidation, dissolution, or winding up. Subject to a 19.9% Share Cap (as defined in the COD) the Series A-1 shall be convertible into a number of shares of the Company’s common stock as determined by (i) multiplying the number of shares to be converted by the Stated Value, (ii) adding the result of all accrued and accumulated and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price of $7.50, subject to adjustment as defined in the COD. The Series A-1 is not redeemable.

In August and September 2025, all 4,925 outstanding shares of the Series A-1 were converted into 656,666 shares of the Company’s common stock. Following this conversion, no shares of the Series A-1 remain outstanding.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock

On May 21, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “COD”) designating 1,000,000 shares of Series B Convertible Preferred Stock (the “Series B”), with a par value of $0.01 per share and a stated value of $1.00 per share. The Series B shares: (i) accrued dividends at 10% per annum, payable quarterly in arrears in cash, provided that the Company may elect to pay dividends in common stock or by increasing the stated value if specified equity conditions are met (as defined in the COD), (ii) were convertible into common stock at $4.50 per share, subject to customary anti-dilution and other adjustments as set forth in the COD, (iii) were mandatorily convertible if certain conditions are met, (iv) had liquidation rights equal to the greater of 125% of the conversion amount and the amount the holder would have received if the holder converted the shares into common stock immediately prior to liquidation, (v) were not redeemable, (vi) had such voting rights as required by New York law, including class voting rights on matters affecting the Series B rights and preferences and (vii) had senior rights to all classes of common stock with respect to dividends, distributions, and liquidation preferences. The Series B shares contained certain beneficial ownership limitations and until August 8, 2025, were subject to a maximum number of shares of common stock that could be issued without triggering shareholder approval requirements under the Nasdaq Stock Market rules. On August 8, 2025, the Company received shareholder approval to issue shares of the Series B in excess of these limitations. Dividends through September 30, 2025, were capitalized by increasing the stated value of each share of the Series B.

On May 23, 2025, the Company entered into a Preferred Stock Purchase Agreement (the “PS Agreement”) and related Registration Rights Agreement (the “Series B Registration Rights Agreement”) with two accredited investors (the “Series B Investors”) whereby the Company granted the investors an aggregate of 1,000,000 shares of the Series B and warrants to purchase an additional 111,111 shares of common stock (the “Series B Warrants”) in exchange for $1,000,000. The PS Agreement contained restrictions on the Company’s ability to incur debt, issue additional preferred shares, enter into a change of control transaction or make restricted payments without prior written consent of the investors. These restrictions were terminated pursuant to the Waiver and Leak-out Agreement described below. The Company paid third-party fees of $66,500 associated with this agreement, of which $29,000 related to the preferred stock portion of the agreement and has been deducted from the proceeds and recorded as a reduction of additional paid-in capital, and $37,500 related to the warrants and has been recorded as a component of general and administrative expenses on the consolidated financial statements at September 30, 2025.

In September 2025, in connection with the Securities Purchase Agreement, the Company entered into a waiver and leak-out agreement (the “Waiver and Leak-out Agreement”) with the Series B Investors, pursuant to which the Series B Investors agreed to (i) the termination, waiver or amendment of all covenants and provisions to forgo all of their rights under the Series B Warrants, the PS Agreement and the Series B Registration Rights Agreement, including a general release from any liability for prior non-performance, and (ii) provide conversion notices and such other documentation reasonably requested by the Company in order to complete the conversion of all of the Series B into shares of common stock. On September 10, 2025, all outstanding shares of the Series B were converted into 228,765 shares of the Company’s common stock. Following the conversion, no shares of Series B remain outstanding.

In connection with the Waiver and Leak-out Agreement, the Company granted the Series B Investors the right to purchase up to $33,000,000 worth of shares of Common Stock at a purchase price of $18.50 per share; and has included for registration on the resale registration statement filed November 3, 2025, on behalf of the Series B Investors as a selling shareholder, all shares of Common Stock previously underlying the Series B Stock and Series B Warrants held by them. In September 2025, the Series B Investors purchased 1,783,783 shares of the Company’s common stock in connection with this agreement.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Series B Warrants

In connection with the PS Agreement, the Company issued warrants to purchase 111,111 shares of its common stock with an exercise price of $6.50 per share and an expiration date of May 23, 2030 (the “Series B Warrants”). At the time of grant, and through August 8, 2025, the warrants had been classified as a liability because the nature of certain settlement provisions prevented them from meeting the fixed-for-fixed equity classification criteria in ASC 815, “Derivatives and Hedging.” On August 8, 2025, upon receiving shareholder approval to issue shares of the Company’s common stock in excess of the Nasdaq 19.9% (exchange cap) limitations upon exercise of the Series B Warrants, these warrants met the requirements to be classified as equity. The fair value of the warrants was measured on the grant date and was remeasured every reporting period through August 8, 2025, with the resulting gain or loss from the change in fair value recorded as a component of other income/expense on the consolidated financial statements. Upon receiving the aforementioned shareholder approval, the Series B Warrants were reclassified to equity and are no longer subject to fair value measurement. A final Black-Scholes valuation was performed prior to reclassifying the Series B Warrants to equity. The fair value of the warrants was estimated using a Black-Scholes valuation methodology using the assumptions in the following table, which are categorized within Level 3 of the fair value hierarchy. The expected term represents the remaining contractual term of the warrants. The expected volatility is based on the historical price of the Company’s common stock over the most recent periods commensurate with the expected term of the warrants. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the warrants’ expected term. The Company historically has not paid any dividends on its common stock and has no intention to do so in the foreseeable future.

	May 23, 2025	August 8, 2025
Expected term (years)	5.0	4.8
Expected volatility	76.75%	77.40%
Risk free interest rate	4.08%	3.84%
Expected dividends	0%	0%

A rollforward of the warrant liability is follows:

Warrant liability at May 23, 2025	563,111
Change in fair value of warrant liability	658,332
Reclassification of warrant liability to equity	(1,221,443)
Warrant liability at September 30, 2025	–

Pre-Funded Warrants

The unfunded exercise price of each Pre-Funded Warrant equals $0.00001 per underlying Pre-Funded Warrant Share. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting our Common Stock. The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date such Pre-Funded Warrants are fully exercised. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 9.99%. In September 2025, 950,282 of the Pre-Funded Warrants were exercised via the cashless exercise provisions of the related agreement and the Company issued 950,281 shares of its common stock in connection with such exercise.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advisor Warrants

The exercise price per share of the Advisor Warrants shall equal $0.01 per share and shall be exercisable as follows: (1) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 150% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025 (the effective date of the resale registration statement); (2) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 200% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025; and (3) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 250% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025. The Advisor Warrants will not expire until the date such warrants are fully exercised.

Lead Investor Warrants

The exercise price per share of the Lead Investor Warrants shall equal $0.01 per share and shall be exercisable as follows: (1) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 150% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025; (2) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 200% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025; and (3) one-third (1/3) on and after the first date on which the closing trading price of the Company’s Common Stock on its principal stock exchange is equal to or greater than 250% of the cash Per Share Purchase Price for 20 out of 30 trading days following November 3, 2025. The Lead Investor Warrants will not expire until the date such warrants are fully exercised.

Below is a rollforward of warrant activity for Fiscal 2025:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at September 30, 2024	7,500	$7.50
Warrants granted	27,302,382	$0.03
Warrants exercised	(950,282)	$0.00
Warrants outstanding at September 30, 2025	26,359,600	$0.03

Equity Line of Credit

On May 16, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC”) and related Registration Rights Agreement with one of the Series B Investors pursuant to which the Company had the right, in its sole discretion, to sell, and the Series B Investor agreed to purchase, shares of the Company’s common stock having an aggregate value of up to $35 million, subject to certain limitations and conditions set forth in the underlying agreement. The Company had control over the timing and amount of any sales of common stock under this agreement. In connection with the execution of the ELOC, the Company issued 26,000 commitment shares to the Series B Investor and paid third-party fees of $71,000, which have been recorded to shareholders equity as a reduction of the related proceeds on the consolidated financial statements as of September 30, 2025. Pursuant to the terms of the ELOC, the Company could issue and sell shares to the Series B Investor at prices discounted below the then-current market price of the Company’s common stock.

On June 10, 2025, the Company filed a registration statement to register shares of common stock issuable under the ELOC. The registration statement was declared effective by the SEC on June 20, 2025. In Fiscal 2025, the Company received gross proceeds of $2,432,000 from the sale of 248,000 shares of Common Stock under the ELOC. In September 2025, the Company and the Series B Investor mutually agreed to terminate the ELOC.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At-the Market Offering

On September 16, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM”) with Cantor Fitzgerald & Company (“Cantor”), as principal and/or agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of its common stock, having an aggregate offering price of up to $4 billion. Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated September 16, 2025, with the SEC in connection with the offer and sale of shares under the ATM. We will pay Cantor a commission of up to 3% of the gross proceeds from each sale of shares under the ATM. In Fiscal 2025, we sold 124,000 shares of common stock under the ATM for gross proceeds of $4,064,000 and incurred fees related to the ATM of $839,000, of which $102,000 have been recorded as a reduction to additional paid-in capital and $737,000 have been recorded as deferred financing costs and presented as a component of other assets on the consolidated financial statements.

Nasdaq

In July 2023, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, in February 2024, the Company was notified that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Shareholders’ Equity Rule”) (collectively, with the Minimum Bid Price Rule, the “Minimum Requirements”). In April 2024, the Company presented a plan of action to the Nasdaq Hearings Panel to meet compliance with the Minimum Requirements. As a result of the reverse stock split effected in June 2024 and the entrance into the first Accounts Payable Conversion Agreement (described in Note 14), the Company regained compliance with the Minimum Requirements in July 2024 and was formally notified by Nasdaq that the Minimum Requirements were met. Until July 24, 2025, the Company was subject to a Nasdaq “Panel Monitor” which provided that in the event the Company fails to satisfy the Shareholders’ Equity Rule (not the Minimum Bid Price Rule) during the monitoring period, the Company would be required to request a hearing before the Panel in order to maintain its listing rather than taking the interim step of submitting a compliance plan for the Listing Qualifications Staff’s review or receiving any otherwise applicable grace period.

On February 21, 2025, the Company was notified by Nasdaq that due to its reported Shareholders’ Equity of $2,279,297 at December 31, 2024, it was not in compliance with the Shareholders’ Equity Rule. Due to the Panel Monitor, the Company was not eligible for any grace period and Nasdaq determined the Company’s common stock would be scheduled for delisting from Nasdaq. On February 27, 2025, the Company requested a hearing on this matter with the Panel, which stayed any trading suspension or delisting of the Company’s common stock until the completion of the hearings process.

As a result of the fourth conversion agreement with Forward China (see Note 14), the Company regained compliance with the Shareholders’ Equity Rule in March 2025 and was formally notified by Nasdaq in April that it was in compliance with all applicable continued listing standards and that the scheduled hearing had been canceled.

Shares Reserved for Future Issuance

At September 30, 2025, the Company had a total of 128,681,429 shares reserved for future issuance as follows: (i) 102,440,439 shares related to the ATM, (ii) 11,081,083 related to the Pre-Funded Warrants, (iii) 6,242,315 related to the Advisor Warrants and (iv) 8,917,592 related to the Lead Investor Warrants.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tokenization of Common Stock

In September 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC (“Superstate”) as its co-transfer agent, to give shareholders the ability to tokenize their holdings of the Company’s common stock on the Solana blockchain. Any tokenized shares are recorded and maintained by Superstate and represent the same ownership interests as the corresponding shares of the Company’s common stock. At September 30, 2025, no shares of the Company’s common stock had been tokenized.

NOTE 9         SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorized 129,100 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan included 100,000 new shares and 29,100 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years from the date of grant. On August 8, 2025, shareholders of the Company approved an increase of 300,000 authorized shares under the 2021 Plan. At September 30, 2025, there were approximately 53,000 shares of common stock available for grants under the 2021 Plan.

Stock Options

The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the simplified method to develop an estimate of the expected term of “plain vanilla” option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company has not historically paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The Company accounts for forfeitures in the period they occur.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2025	Fiscal 2024
Expected term (years)	2.5 - 3.0	3.0
Expected volatility	63.2% - 84.2%	66.4%
Risk free interest rate	3.5% - 4.2%	4.8%
Expected dividends	–	–

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Fiscal 2025, the Company made the following option grants:

•	In October 2024, options to non-employee directors to purchase an aggregate of 48,020 shares of its common stock at an exercise price of $3.73 per share. The options vest one year from the date of grant, expire five years from the date of grant and have an aggregate grant-date fair value of $80,000, which will be recognized, net of forfeitures, ratably over the vesting period.
•	In February 2025, options to its Chief Executive Officer to purchase 13,779 shares of its common stock at an exercise price of $6.01 per share. The options vest one year from the date of grant, expire five years from the date of grant, have an aggregate grant-date fair value of $40,000, which will be recognized, net of forfeitures, ratably over the vesting period.
•	In June 2025, options to non-employee directors to purchase 36,441 shares of its common stock at an exercise price of $6.37 per share. The options vest one year from the date of grant, expire five years from the date of grant, have an aggregate grant-date fair value of $120,000, which will be recognized, net of forfeitures, ratably over the vesting period.
•	In September 2025, options to non-employee directors and management to purchase an aggregate of 180,000 shares of its common stock at an exercise price of $18.50 per share. The options vested upon grant, expire five years from the date of grant, and had an aggregate grant-date fair value of $1,428,000, which was fully recognized on the date of grant.

In Fiscal 2024, the Company granted options to three of its non-employee directors to purchase an aggregate of 33,243 shares of its common stock at an exercise price of $7.60 per share. The options vested one year from the date of grant, expire five years from the date of grant and 11,081 were forfeited prior to vesting. The options had a weighted average grant-date fair value of $3.60 per share and an aggregate grant-date fair value of $120,000, which was recognized, net of forfeitures, ratably over the vesting period.

The options granted in Fiscal 2025 had a weighted average grant-date fair value of $5.99 per share. The Company recognized compensation expense for stock option awards of $1,574,000 and $101,000 during Fiscal 2025 and Fiscal 2024, respectively, which was recorded as a component of general and administrative expenses in its consolidated statements of operations.

During Fiscal 2025, the Company issued 3,907 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $61,000, which had an aggregate intrinsic value of $75,000. No options were exercised in Fiscal 2024.

At September 30, 2025, there was $94,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years. In connection with the Securities Purchase Agreement (see Note 8), certain stock options are subject to a lockup period, which prohibits the sale of the underlying common stock until March 2026, without prior written consent from the Company.

The following table summarizes stock option activity during Fiscal 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at September 30, 2024	81,000	$12.15
Granted	278,000	$13.74
Exercised	(4,000)	$15.55
Expired	(29,000)	$12.97
Outstanding at September 30, 2025	326,000	$13.39	4.4	$3,977,000

Exercisable at September 30, 2025	228,000	$16.99	4.4	$1,959,000

Options outstanding at September 30, 2025 have an exercise price between $3.73 and $23.90 per share.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

In Fiscal 2025, the Company granted 50,000 shares of restricted stock to one of its non-employee directors. These shares are fully vested and had an aggregate grant date fair value of $1,298,000 based on the closing price of the Company’s common stock on the date of grant, which was recorded as compensation expense on the date of grant and included as a component of general and administrative expenses on the consolidated financial statements. In connection with the Securities Purchase Agreement (see Note 8), these shares are subject to a lockup period, which prohibits their sale until March 2026 without prior written consent from the Company.

NOTE 10      INCOME TAXES

The following table summarizes the Company’s consolidated provision from continuing operations for U.S. federal, state and foreign taxes on income:

	Fiscal 2025	Fiscal 2024
Current:
Federal	$–	$–
State	20,000	23,000
Foreign	–	–

Deferred:
Federal	(34,854,000)	(141,000)
State	(6,819,000)	(71,000)
Foreign	337,000	(16,000)
	(41,316,000)	(205,000)
Change in valuation allowance	41,336,000	228,000
Income tax provision	$20,000	$23,000

The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2025	2024
Deferred tax assets
Net operating losses	$4,026,000	$3,586,000
Share-based compensation	976,000	269,000
Reserves and other allowances	386,000	388,000
Lease liability	638,000	702,000
Accrued compensation	61,000	32,000
Intangible assets	117,000	–
Accrued related party interest	–	5,000
Unrealized gains/losses	40,092,000	–
Charitable contributions	1,000	1,000
Interest expense limitation	66,000	82,000
Total deferred tax assets	46,363,000	5,065,000

Deferred tax liabilities
Depreciation	(5,000)	(11,000)
Prepaid expenses	(137,000)	(41,000)
Intangible assets	–	(64,000)
Operating lease right-of-use assets	(578,000)	(642,000)
Total deferred tax liabilities	(720,000)	(758,000)
Valuation allowance	(45,643,000)	(4,307,000)
Net deferred tax assets	$–	$–

The Company recorded a provision for income taxes which includes net expense of $20,000 and $23,000 in Fiscal 2025 and Fiscal 2024, respectively, primarily for state income tax expenses in states where net operating loss carryforwards (“NOLs”) were not available.

At September 30, 2025, the Company had available NOLs for U.S. federal income tax purposes of $15,776,000 and NOLs for state income tax purposes of $9,711,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset of $3,313,000 with respect to U.S. federal income taxes and $713,000 for state income taxes. Total net deferred tax assets, before valuation allowance, were $45,643,000 and $4,307,000 at September 30, 2025 and 2024, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2025, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company’s cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2025 and 2024, the valuation allowance was $45,643,000 and $4,307,000, respectively. In the future, the utilization of the Company’s NOLs may be subject to certain change of control limitations as described below. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

Utilization of NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. An ownership change pursuant to the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company’s ability to utilize its NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Securities Purchase Agreement (Note 8) or other transactions. Similar rules may apply under state tax laws.

Additionally, Section 382 requires companies to satisfy the “continuity of business enterprise” in order to utilize pre-change tax attributes, which requires the continuance of at least one significant historic line of business or the usage of a significant portion of historic assets in a business. Failure to meet these requirements not only affects the ability to utilize NOLs, but may also result in limitations or forfeiture of other deferred tax assets.

The Company has engaged external tax experts to perform a comprehensive Section 382 study, but as of the date of this filing, this study has not been completed and therefore, the effects of any Section 382 limitations on the utilization of NOLs cannot be determined as of the date of this filing. If the Company earns taxable income, such limitations could result in an increased future income tax liability, and its future cash flows could be adversely affected.

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2025		Fiscal 2024
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	4.0%		2.1%
Foreign rate differential	0.0%		0.7%
Tax return to provision adjustments	(0.1%	)	(14.3%	)
Effect of state tax rate change	0.1%		1.9%
Change in valuation allowance	(24.8%	)	(12.6%	)
Permanent differences	(0.2%	)	(0.1%	)

Effective tax rate	0.0%		(1.3%	)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2025 and 2024, the Company had no significant uncertain tax positions or related interest or penalties requiring accrual. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2022, are closed to federal and state examination.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA introduced multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings. The OBBBA is not expected to materially impact the Company’s effective tax rate or cash flows for Fiscal 2025 or future periods.

NOTE 11        LOSS/EARNINGS PER SHARE

Basic loss/earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period and includes Pre-Funded Warrants (see Note 8) from their date of issuance. Diluted loss/earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method.

A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Fiscal Years Ended
	September 30,
	2025	2024
Numerator:
Loss from continuing operations	$(169,088,979)	$(2,166,179)
Less deemed dividend on Series B Convertible Preferred Stock	(29,444)	–
Loss from continuing operations attributable to common shareholders	(169,118,423)	(2,166,179)
Income from discontinued operations, net of tax	2,114,639	215,592
Net loss attributable to common shareholders	$(167,003,784)	$(1,950,587)

Denominator:
Weighted average common shares outstanding	6,791,173	1,101,069
Dilutive common share equivalents	–	–
Weighted average dilutive shares outstanding	6,791,173	1,101,069

Basic loss per share :
Basic loss per share from continuing operations	$(24.90)	$(1.97)
Basic earnings per share from discontinued operations	0.31	0.20
Basic loss per share attributable to common shareholders	$(24.59)	$(1.77)

Diluted loss per share:
Diluted loss per share from continuing operations	$(24.90)	$(1.97)
Diluted earnings per share from discontinued operations	0.31	0.20
Diluted loss per share attributable to common shareholders	$(24.59)	$(1.77)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following options and warrants were excluded from the calculation of diluted earnings per share in Fiscal 2025 and Fiscal 2024 because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended
	September 30,
	2025	2024
Options	326,600	81,400
Warrants	13,495,000	7,500
Total potentially dilutive shares	13,821,600	88,900

NOTE 12       COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

NOTE 13      LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space and the related expense is recorded in general and administrative expenses on the consolidated financial statements. Total operating lease expense in Fiscal 2025 and Fiscal 2024 was $617,000 and $619,000, respectively. Cash paid for amounts included in operating lease liabilities in Fiscal 2025 and Fiscal 2024, which have been included in cash flows from operating activities, was $607,000 and $592,000, respectively.

The Company signed a renewal to extend the lease term of one of its New York locations through April 2027. Payments under this operating lease commenced February 1, 2025, and escalate 4.0% per year. The monthly rent payment is $6,000 per month.

At September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 6.0 years and a weighted average discount rate of 5.9%.

At September 30, 2025, future minimum payments under non-cancellable operating leases were as follows:

Future minimum payments under non-cancellable operating leases are as follows:

Fiscal 2026	$587,000
Fiscal 2027	465,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Fiscal 2030	452,000
Thereafter	659,000
Total future minimum lease payments	3,031,000
Less imputed interest	(486,000)
Present value of lease liabilities	2,545,000
Less current portion of lease liabilities	(451,000)
Long-term portion of lease liabilities	$2,094,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14       RELATED PARTY TRANSACTIONS

Galaxy Service Agreement

In September 2025, the Company entered into a services agreement (the “Services Agreement”) with Galaxy, pursuant to which the Company engaged Galaxy to provide certain operational, financial and human resources services to assist with the inception of its new digital assets treasury business. Galaxy will not be providing any (i) tax advice or services, (ii) legal advice or services, or (iii) advice in connection with the Investment Company Act of 1940, as amended (the “Investment Company Act”), or any related analyses thereto.

As compensation for its services, we will pay Galaxy fees of approximately $583,000 per month. The Services Agreement has an initial term of six months but may be extended for one additional six month period if mutually agreed in writing by the parties. During Fiscal 2025, the Company incurred fees of $389,000 related to the Servies Agreement, which were recorded as a component of related party expenses and related party payables on the consolidated financial statements at and for the fiscal year ended September 30, 2025.

Galaxy Asset Management Agreement

On September 10, 2025, we entered into an asset management agreement (the “Asset Management Agreement”) with Galaxy Digital Capital Management LP, an SEC-registered investment adviser (the “Asset Manager”), pursuant to which we appointed the Asset Manager to provide discretionary investment management services with respect to all of our cash, cash equivalents, stablecoins, cryptocurrency and other investible assets (excluding (i) publicly-traded equities acquired pursuant to mergers, acquisitions, combinations or other similar transactions pursuant to which we acquire or otherwise combine or merge with another publicly-traded digital asset treasury company, (ii) privately offered equity securities and (iii) non-publicly traded convertible debt instruments). Title to the account and all account assets will be held in our name. The Asset Manager is not authorized to act as custodian of our assets, nor to take possession or title to any assets.

As compensation for the Asset Manager’s services, we will pay management fees of 0.6% per annum of the value of the Account Assets (as defined in the Asset Management Agreement). In addition, the Asset Manager is authorized to appoint an affiliate to stake some or all of the SOL purchased for, maintained in the account, or otherwise owned or controlled by the Company. Such Asset Manager affiliate will be entitled to mutually agreed upon staking-based fees, subject to certain parameters according to a schedule set forth in the Asset Management Agreement. The Asset Manager is otherwise responsible for all of its overhead costs and the custody fees of any custodian selected by the Asset Manager, and the Company will pay or reimburse the Asset Manager for all reasonable and documented expenses related to the operation of the account.

The Asset Management Agreement has an initial term of three years and renews for successive one-year renewal periods unless the Company or the Asset Manager terminates or elects not to continue effectiveness of the Asset Management Agreement. The Asset Management Agreement may be terminated by either party without cause after the initial term or any subsequent renewal period upon ninety (90) days’ notice prior to the expiration of such term. In addition, at any time, the Asset Management Agreement may be terminated either for cause or upon certain acts of insolvency, each as described therein. While the Asset Manager is the exclusive asset manager for the Company, the Asset Manager may nonetheless provide similar services to other clients, and the Asset Manager or its affiliates may engage in transactions for their own accounts. The Asset Management Agreement contains customary representations, warranties, confidentiality, indemnification and limitation of liability provisions, and is governed by the laws of the State of New York.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During Fiscal 2025, the Company incurred fees of $535,000 related to the Asset Management Agreement, which were recorded on the consolidated financial statements as a component of related party expenses and related party payables at and for the fiscal year ended September 30, 2025.

Buying Agency and Supply Agreement

The Company had a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provided that, upon the terms and subject to the conditions set forth therein, Forward China would act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchased products at Forward China’s cost and, from October 2023 through October 2024, paid Forward China a monthly service fee equal to the sum of (i) $65,833, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Due to the Retail Exit and decline in the OEM distribution segment business, this sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers. The Sourcing Agreement was extended until May 9, 2025, and was subsequently terminated in connection with the sale of the OEM segment. See Note 3.

In connection with the sale of the OEM segment, effective May 16, 2025, the Company and Terence Wise, who served as the Chief Executive Officer of the Company, the Chairman of the Board of Directors, and a director, entered into a Separation Agreement pursuant to which, Mr. Wise resigned from all of these positions with the Company.

Terence Wise, former Chief Executive Officer and Chairman of the Company, is the owner of Forward China and beneficially owned more than 5% of the Company’s common stock prior to the Private Placement (see Note 8). In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owned more than 5% of the Company’s common stock prior to the Private Placement. The Company recorded service fees to Forward China of $331,000 and $891,000 during Fiscal 2025 and Fiscal 2024, respectively, which were included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for Fiscal 2025 and Fiscal 2024. The Company had purchases from Forward China of approximately $4,040,000 and $7,862,000 during Fiscal 2025 and Fiscal 2024, respectively.

In order to preserve the Company’s liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertained only to payables that were outstanding at October 30, 2023 of approximately $7,365,000. Purchases from Forward China made after October 30, 2023, were not covered by this agreement and were expected to be paid according to normal payment terms. In connection with the sale of the OEM segment in May 2025 (see Note 3), this agreement was terminated and all amounts due thereunder extinguished.

Accounts Payable Conversion Agreement

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”) pursuant to which Forward China agreed to convert an aggregate $4,925,000 of amounts due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, in Fiscal 2025 and Fiscal 2024, respectively, Forward China agreed to convert $2,725,000 and $2,200,000, respectively, of amounts due to Forward China into 2,725 shares and 2,200 shares, respectively, of the Company’s Series A-1. See Note 8.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $49,000 and $63,000 in Fiscal 2025 and Fiscal 2024, respectively. At September 30, 2024, the maturity date of this note was December 31, 2024. In October 2024, the maturity date of this note was extended to June 30, 2025. In connection with the sale of the OEM segment, the maturity date of this note was extended to December 31, 2025. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company fully paid off this note in September 2025.

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which was sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”) a company owned by Terence Wise, former Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $380,000 in Fiscal 2024. Due to the Retail Exit, these revenues are included in the loss from discontinued operations.

The Company had an agreement with Justwise, under which (i) Justwise performed design, marketing and inventory management services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company paid Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement was effective until August 31, 2023, and was extended on a month-to-month basis until November 30, 2023. The Company incurred costs under this agreement of $20,000 for Fiscal 2024. Due to the Retail Exit, these costs are included in the loss from discontinued operations. The Company had no accounts payable to Justwise at September 30, 2025 or 2024.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. In Fiscal 2024, the Company recognized revenues of $523,000 from this customer and had accounts receivable of $96,000 as of September 30, 2024. There were no revenues from this customer in Fiscal 2025, and no accounts receivable balances were outstanding as of September 30, 2025. Due to the OEM plan, Fiscal 2024 revenues are reported as income from discontinued operations and the accounts receivable as of September 30, 2024 are included in assets held for sale.

NOTE 15        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax and/or after-tax contributions of a portion of their salary in amounts subject to Internal Revenue Service limitations. The Company made immediately vested contributions based on a percentage of the employees’ salary of $355,000 during Fiscal 2025, of which $285,000 was recorded to cost of sales, $9,000 was recorded to sales and marketing expense and $61,000 was recorded to general and administrative expense on the consolidated statement of operations. The Company made immediately vested contributions based on a percentage of the employee’s salary of $442,000 during Fiscal 2024, of which $341,000 was recorded to cost of sales, $24,000 was recorded to sales and marketing expense and $77,000 was recorded to general and administrative expense on the consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        SEGMENTS AND CONCENTRATIONS

Segments

As a result of discontinuing the retail and OEM segments (Note 3) and our new digital asset treasury strategy, the Company now has two reportable segments: design and digital assets. See Note 2 for more information on the composition and accounting policies of our reportable segments. The results of the retail and OEM segments were classified as discontinued operations as discussed in Note 3. The prior year segment disclosures have been reformatted from what was previously disclosed to conform to the current year presentation.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of revenue, gross profit and net income or loss from continuing operations before income taxes for each reportable segment.

The tables below represent the primary measure of segment performance evaluated by the CODM, as well as additional measures that are regularly provided to the CODM on a segment-level.

	Design Segment
	Fiscal 2025	Fiscal 2024
Revenues	$13,606,000	$19,991,000
Cost of revenues	12,708,000	14,691,000
Depreciation expense (a)	119,000	116,000
Gross profit	779,000	5,184,000
Sales and marketing personnel costs	356,000	541,000
Sales promotion and marketing expenses	139,000	218,000
General and administrative personnel costs	1,872,000	2,627,000
Occupancy costs	668,000	662,000
Amortization expense (a)	213,000	213,000
Impairment of goodwill and intangible assets	2,026,000	200,000
Interest income	(37,000)	(79,000)
Other segment expenses (b)	701,000	698,000
(Loss)/income from continuing operations before income taxes	$(5,159,000)	$104,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Digital Assets Segment
	Fiscal 2025	Fiscal 2024
Revenues	$4,582,000	$–
Cost of revenues	170,000	–
Gross profit	4,412,000	–
Asset management fees (a)	539,000	–
Loss on change in fair value of digital assets	160,035,000	–
Loss from continuing operations before income taxes	$(156,162,000)	$–

(a)	Depreciation expense, amortization expense and asset management fees are not regularly provided to the CODM, however they are components of loss from continuing operations before income taxes and identified as a "specific profit or loss" item and therefore disclosed separately in accordance with the related accounting guidance.
(b)	Other segment expenses include insurance expense, bad debt expense, bank and payroll processing fees, and various other general and administrative expenses.

The following table is a reconciliation of segment loss from continuing operations before taxes to our consolidated loss from continuing operations before income taxes.

	Fiscal 2025	Fiscal 2024
Design segment loss from continuing operations before income taxes	$(5,159,000)	$104,000
Digital assets segment loss from continuing operations before income taxes	(156,162,000)	–
Corporate and other non-segment expenses	(7,748,000)	(2,247,000)
Consolidated loss from continuing operations before income taxes	$(169,069,000)	$(2,143,000)

Segment assets consist of accounts receivable and digital assets, which are regularly reviewed by the CODM, as well as goodwill and intangible assets resulting from design segment acquisitions.

	Segment Assets at September 30,
	2025	2024
Design segment	$3,380,000	$5,820,000
Digital assets segment	1,430,486,000	–
Total segment assets	1,433,866,000	5,820,000
General corporate assets	41,076,000	6,040,000
Discontinued assets held for sale	–	2,908,000
Total assets	$1,474,942,000	$14,768,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Concentrations

The Company’s long-lived assets consist of property and equipment and operating lease right-of-use assets, all of which are located in the United States. The Company’s consolidated net revenues for Fiscal 2025 and 2024 are from customers predominantly located in the United States.

Customer Concentrations

Revenues from one design segment customer represented 12.4% of the Company’s consolidated net revenues in Fiscal 2025 and revenue from two design customers represented 48.4% of the Company’s consolidated net revenues in Fiscal 2024.

Accounts receivable from three design segment customers represented 49.4% of the Company’s consolidated accounts receivable balance at September 30, 2025 and accounts receivable from two design segment customers represented 48.7% of the Company’s consolidated accounts receivable balance at September 30, 2024.

There were no concentrations of revenue or accounts receivable with any significant customer in our digital assets segment.

NOTE 17        RISKS AND UNCERTAINTIES

The Company is subject to various risks including market risk, liquidity risk and other risks related to its concentration in SOL. Investing in SOL is currently highly speculative and volatile.

The price of SOL has been, and will likely continue to be, highly volatile. Our financial results and the market price of our common stock could be materially adversely affected if the price of SOL decreases substantially, as it has in the past, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. Accordingly, volatility in our earnings may be significantly more than what we experienced in prior periods, and it may be difficult to evaluate the Company’s business and future prospects. We also may need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired.

The Company will face risks relating to the custody of its digital assets. Cybersecurity threats, including hacking, phishing and other malicious attacks, could result in the loss, theft or misappropriation of our SOL. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

There is no clearing house for SOL, nor is there a central or major depository for the custody of SOL. There is a risk that some or all of the Company’s SOL could be lost or stolen. There can be no assurance that our custodians will maintain adequate insurance or that such coverage will cover any losses with respect to the Company’s SOL. Further, transactions in SOL are irrevocable. Stolen or incorrectly transferred SOL may be irretrievable. As a result, any incorrectly executed transactions of the Company’s SOL could adversely affect an investment in the Company’s common stock.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s shareholders have no specific rights to any specific SOL. In the event of the insolvency of the Company, its assets may be inadequate to satisfy a claim by its shareholders.

The SEC has stated that certain digital assets may be considered securities under federal securities laws. The test for determining whether a particular digital asset is a security is complex and difficult to apply, and the outcome is difficult to predict. Future developments could change the legal status of digital assets we hold. If SOL is determined to be a security under federal or state securities laws or in a proceeding in a court of law, or otherwise, it may have material adverse consequences for SOL, making it more difficult to be traded, cleared or custodied compared to other digital assets that are not considered securities. In addition, if SOL is considered a security, the Company could be considered an unregistered investment company under the Investment Company Act of 1940, which could necessitate the Company’s liquidation. If the Company is required to comply with additional regulatory obligations, it could result in a significant increase in operating expenses and make it difficult to continue our current operations, which would materially and adversely affect our business, financial condition and results of operations.

The Company relies on certain third-party providers to perform certain functions essential to its operations. Any disruptions to the Company’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Company’s ability to access critical services and would be disruptive to the operations of the Company.

The Company may be subject to various litigation, regulatory investigations and other proceedings that arise in the ordinary course of business.

NOTE 18        SUBSEQUENT EVENT

On November 3, 2025, the Company’s Board of Directors authorized a share repurchase program permitting the Company to repurchase up to $1 billion of its common stock. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The Company may determine the timing, amount, and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time. Through the date of this filing, no shares have been repurchased under this program.

