Form 10-Q
period 2025-12-31
Forward Industries, Inc.
filed 2026-02-12
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34780

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Veterans Memorial Highway, Suite 100, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 547-3055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FWDI	The Nasdaq Stock Market (The Nasdaq Capital Market)

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

There were 83,139,037 shares of the registrant’s common stock outstanding as of January 31, 2026.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
	(Unaudited)	(See Note 2)
Assets

Current assets:
Cash	$25,388,079	$38,166,973
Accounts receivable, net of allowances for credit losses of $92,358 as of December 31, 2025 and September 30, 2025	2,994,696	1,635,171
Contract assets	1,067,429	1,064,264
Loans Receivable - Digital Assets - related party	31,344,451	–
Prepaid expenses and other current assets	2,151,551	355,548
Total current assets	62,946,206	41,221,956

Digital assets	824,334,908	1,430,486,289
Digital assets - restricted	2,427,980	–
Property and equipment, net	98,693	124,331
Operating lease right-of-use assets, net	2,188,415	2,303,776
Other assets	949,915	806,137
Total assets	$892,946,117	$1,474,942,489

Liabilities and shareholders' equity

Current liabilities:
Loans Payable - Digital Assets	$3,499,535	$–
Accounts payable	382,603	433,044
Accounts payable-related party	1,616,434	923,513
Deferred income	720,185	292,525
Current portion of operating lease liability	426,750	450,949
Accrued expenses and other current liabilities	3,438,201	623,512
Total current liabilities	10,083,708	2,723,543

Other liabilities:
Operating lease liability, less current portion	2,000,827	2,094,079
Total liabilities	12,084,535	4,817,622

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 86,464,465 and 84,924,272 shares issued and outstanding, respectively, at December 31, 2025; 86,145,514 shares issued and outstanding at September 30, 2025	864,645	861,455
Treasury Stock, at cost, 1,540,193 and 0 shares at December 31, 2025 and September 30, 2025, respectively	(10,882,955)	–
Additional paid-in capital	1,663,142,458	1,655,874,892
Accumulated deficit	(772,262,566)	(186,611,480)
Total shareholders' equity	880,861,582	1,470,124,867
Total liabilities and shareholders' equity	$892,946,117	$1,474,942,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2025	2024

Revenues, net	$21,435,250	$4,624,449
Cost of sales	4,585,637	3,491,428
Gross profit	16,849,613	1,133,021

Sales and marketing expenses	535,363	160,069
General and administrative expenses	3,252,629	1,645,982
General and administrative expenses - related party	3,444,643	–
Loss on digital assets	560,212,231	–
Impairment of digital assets	33,044,322	–
Goodwill impairment	–	225,000
Operating loss	(583,639,575)	(898,030)

Interest income	(196,915)	(15,594)
Interest income - related party	(479,600)	–
Interest expense - related party	–	11,967
Other expense, net	238	3,372
Loss from continuing operations before income taxes	(582,963,298)	(897,775)

Provision for income taxes	2,687,788	–
Loss from continuing operations	(585,651,086)	(897,775)
Income from discontinued operations, net of tax	–	189,710
Net loss	$(585,651,086)	$(708,065)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(5.91)	$(0.82)
Basic earnings per share from discontinued operations	–	0.18
Basic loss per share	$(5.91)	$(0.64)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(5.91)	$(0.82)
Diluted earnings per share from discontinued operations	–	0.18
Diluted loss per share	$(5.91)	$(0.64)

Weighted average common shares outstanding:
Basic	99,099,267	1,101,069
Diluted	99,099,267	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three Months Ended December 31, 2025

	Series A-1 Convertible						Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2025	–	$–	86,145,514	$861,455	–	$–	$1,655,874,892	$(186,611,480)	$1,470,124,867

Share-based compensation	–	–	–	–	–	–	17,159	–	17,159
Proceeds from ATM, net	–	–	311,951	3,120	–	–	7,454,066	–	7,457,186
Proceeds from stock options exercised	–	–	7,000	70	–	–	26,040	–	26,110
Share repurchases	–	–	–	–	(1,540,193)	(10,882,955)	–	–	(10,882,955)
Fees related to Securities Purchase Agreement	–	–	–	–	–	–	(229,699)	–	(229,699)
Net loss	–	–	–	–	–	–	–	(585,651,086)	(585,651,086)

Balance at December 31, 2025	–	$–	86,464,465	$864,645	(1,540,193)	$(10,882,955)	$1,663,142,458	$(772,262,566)	$880,861,582

	For the Three Months Ended December 31, 2024

	Series A-1 Convertible						Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	1,101,069	$11,011	–	$–	$20,393,163	$(19,637,140)	$2,967,034

Share-based compensation	–	–	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	–	–	(708,065)	(708,065)
Balance at December 31, 2024	2,200	$2,200,000	1,101,069	$11,011	–	$–	$20,413,491	$(20,345,205)	$2,279,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(585,651,086)	$(708,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	17,159	20,328
Depreciation and amortization	25,638	83,748
Credit loss expense	–	24,060
Loss on digital assets	560,212,231	–
Impairment of digital assets	33,044,322	–
Non-cash digital asset revenue, net	(16,461,936)	–
Goodwill impairment	–	225,000
Changes in operating assets and liabilities:
Accounts receivable	(1,199,050)	(216,388)
Contract assets	(3,165)	388,290
Prepaid expenses and other current assets	(1,796,003)	34,421
Accounts payable	(50,441)	46,517
Accounts payable-related party	692,921	–
Deferred income	427,660	(120,832)
Net changes in operating lease liabilities	(2,090)	214
Accrued expenses and other current liabilities	2,814,689	(130,616)
Net cash used in operating activities-continuing operations	(7,929,151)	(353,323)
Net cash used in operating activities-discontinued operations	–	(80,960)
Net cash used in operating activities	(7,929,151)	(434,283)

Investing Activities:
Purchases of property and equipment	–	(5,418)
Purchases of digital assets	(335,050,009)	–
Sales of digital assets	333,973,402	–
Net cash used in investing activities	(1,076,607)	(5,418)

Financing Activities:
Fees associated with Securities Purchase Agreement	(229,699)	–
Proceeds from ATM, net	7,457,186	–
Proceeds from stock options exercised	26,110	–
Treasury stock purchases	(10,882,955)	–
Deferred financing costs associated with ATM	(143,778)	–
Net cash used in financing activities	(3,773,136)	–

Net decrease in cash	(12,778,894)	(439,701)
Cash at beginning of period	38,166,973	2,777,125
Cash at end of period	$25,388,079	$2,337,424

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$–	$11,967
Cash paid for taxes	–	–

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Operating lease assets obtained in exchange for operating lease liabilities	$–	$157,424
Digital assets loan receivable	43,316,611	–
Digital assets loan payable	3,499,535	–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Background and Nature of Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a Solana (“SOL”) focused digital asset treasury company, with the strategy to buy, hold, stake, trade, invest in, and grow SOL and SOL related digital assets, protocols and businesses. Our mission is to expand and strengthen the Solana ecosystem by acquiring and staking SOL and engaging with, providing tools to and investing in the Solana protocol, Solana developers and Solana related projects in order to increase shareholder value. In connection with a private placement transaction in September 2025, we launched our digital asset treasury strategy, which we have been executing to date by holding SOL, staking SOL, operating a SOL validator, engaging in the SOL decentralized finance (“DeFi”) ecosystem and actively repurchasing shares of our common stock.

Under our new treasury policy and strategy, the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL, fwdSOL (a Liquid Staking Token, or “LST”, developed by the Company in collaboration with Socean Labs Inc., doing business as Sanctum, on the Solana blockchain) and similar assets. We have selected SOL as our primary treasury asset because we believe it is earlier in its lifecycle, operationally superior, higher yield generating and underexposed as compared to Bitcoin and other digital assets, presenting a unique opportunity for Forward to become the largest Solana asset treasury operator in the industry. Our planned approach involves acquiring SOL, staking our holdings via our own validator, deploying SOL into various DeFi protocols to earn yield, fees or rewards, lending SOL to earn interest, pledging SOL as collateral to borrow other assets and generating revenue through strategic acquisitions, partnerships and deployments within the Solana ecosystem.

Forward also operates an engineering services business, which provides hardware and software product design and engineering services to customers predominantly located in the U.S.

Discontinued Operations

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the prior period presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a former related party owned by the Company’s former CEO (see Note 8).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on these discontinued operations.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $772,263,000 and working capital of $52,862,000 at December 31, 2025, incurred a net loss of $585,651,000 and used $7,929,000 of cash in operating activities during the three months ended December 31, 2025. The Company had a cash balance of approximately $12,000,000 at January 31, 2026.

Based on our forecasted cash flows, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least February 2027.

NOTE 2	ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and all of its wholly-owned subsidiaries: Forward Industries (IN), Inc. (“Forward US”), DE Sub 1 LLC (“Forward Delaware”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”) and Kablooe, Inc. (“Kablooe”).  In May 2025, the Company sold all of its equity interests in Forward Switzerland and Forward UK.  As a result, our operating results for the 2026 Quarter do not include operating results of either entity. The terms “Forward”, “we”, “our” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein but are not necessarily indicative of the results of operations for the year ending September 30, 2026. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and with the disclosures and risk factors presented therein. The September 30, 2025 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Segment Reporting

As a result of the Company’s digital asset treasury strategy and the OEM Plan, the Company now has two reportable segments: digital assets and design. The digital assets segment captures SOL-based yield generated by participating in the Solana network’s staking protocol, which currently comprises rewards received from native staking. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for additional information on our segments.

Digital Assets

The Company accounts for its holdings of digital assets, including cryptocurrencies such as Solana, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350-60, “Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). Digital assets under ASC 350-60 are initially measured at cost and subsequently measured at fair value, with changes in fair value recognized in net income/(loss) each reporting period. Digital assets are classified as current assets if the Company intends to sell them or otherwise realize their value within twelve months after the reporting date, or as noncurrent assets if the Company intends to hold them for longer than twelve months. The Company evaluates its intent and ability to hold digital assets at each reporting date. Upon disposal of a digital asset (e.g., by sale, exchange or transfer) the Company derecognizes the asset and recognizes a realized gain or loss in net loss, calculated as the difference between the sale proceeds and the asset’s carrying amount, which is determined using a first in-first out method.

Digital assets that are not in scope of ASC 350-60, primarily wrapped tokens that provide the holder with an enforceable right to redeem the underlying digital assets, such as fwdSOL, are accounted for as indefinite-lived intangible assets subject to impairment testing, or as financial assets if they are redeemable for cash. These digital assets are accounted for as intangible assets and measured at the lower of cost or market value. The Company determines market value using the lowest observed transaction price of the asset during the holding period. The Company elected to apply the fair value option to digital assets that meet the definition of financial assets.

The Company has developed fwdSOL, a Liquid Staking Token (“LST”) in collaboration with Socean Labs Inc. on the Solana blockchain. fwdSOL allows Forward and other SOL holders to stake native SOL and continue earning staking rewards while receiving and using fwdSOL elsewhere in the Solana ecosystem. fwdSOL is backed by SOL staked on Forward Industries' institutional grade validator infrastructure which automatically accrues staking rewards.

Digital Asset Loan Receivable and Payable

The Company engages in digital asset lending and borrowing activities. Digital asset loans receivable are typically fixed short-term loans or loans with no specified maturity dates that are callable or prepayable with a short notice period and no penalties. The borrower has the ability to use the loaned digital assets at its discretion for the duration of the loan. The Company derecognizes the underlying digital assets upon loan origination and recognizes a digital asset loan receivable that represents the Company’s right to receive the loaned digital asset upon settlement of the loan. The digital asset loan receivable is measured at the fair value of the underlying digital assets that the Company expects to receive under the arrangement. The Company evaluates its digital asset loan receivables for possible credit losses using the current expected credit loss framework outlined in ASC Topic 326, Financial Instruments—Credit Losses, (“ASC 326”). Digital asset loan interest is denominated in the same underlying digital asset that is loaned out. The Company recognizes interest income over the life of the loan using the effective rate method.

The Company also borrows digital assets from counterparties. As borrower, the Company has the ability to use the borrowed digital assets at its discretion. The Company pays interest on borrowed digital assets that is denominated in the borrowed digital assets and recognizes interest expense over the term of the loan. The borrowed digital assets are recognized as digital assets in accordance with the Company’s accounting policies for digital assets. The obligation to repay digital assets in the future is recorded as a Loan Payable - Digital Assets and is remeasured at fair value.

The Company may post or receive digital assets as collateral associated with its digital asset lending and borrowing activities. The Company evaluates the nature of the arrangement with counterparties to determine whether it obtains or losses control of the collateral assets. Where control of the collateral assets transfers to or from the Company, it is accounted for in the same manner as digital asset loans receivable or payable.

Accounts Receivable

Accounts receivable consists of unsecured trade accounts with customers net of an allowance for credit losses. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At December 31, 2025, September 30, 2025 and September 30, 2024, the Company had allowances for credit losses of $92,000, $92,000 and $27,000 respectively.

Treasury Stock

The Company accounts for treasury stock using the cost method. As of December 31, 2025 and September 30, 2025, the Company held 1,540,000 and 0 shares of its common stock in treasury, purchased at a total cost of $10,883,000 and $0, respectively.

Revenue Recognition

Digital Asset Staking

The Company participates in proof-of-stake validation. Proof-of-stake validation, also referred to as staking, requires the Company to delegate its digital assets to a validator. Staking can be performed on proprietary validation infrastructure or through the use of third-party infrastructure or service providers. The Company concluded that where it controls the validation infrastructure, it is a principal in the provision of staking services to the blockchain and recognizes staking revenue on a gross basis. Blockchain rewards distributed to third parties staking on the Company’s validation infrastructure are included in cost of sales.

The Company recognizes noncash consideration from staking activities related to its digital asset holdings in accordance with ASC 606, “Revenue from Contracts with Customers”. Staking income is generated when the Company participates in digital asset networks to validate transactions and, in return, earns rewards in the form of additional digital assets. The Company considers its performance obligation to be satisfied at the point in time when it has successfully provided validation services to the network and the reward is determinable and collectible. Revenue is measured as the fair value of digital assets received as staking rewards at contract inception, which occurs at the beginning of each epoch of the respective blockchain.

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

Recognized revenues that will not be billed until a later date are recorded as contract assets in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $1,067,000, $1,064,000 and $1,273,000 at December 31, 2025, September 30, 2025 and September 30, 2024, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $720,000, $293,000 and $399,000 at December 31, 2025, September 30, 2025 and September 30, 2024, respectively.

Disaggregation of Revenue

Digital assets staking revenue is recognized at a point in time. Design segment revenue is predominantly recognized over time and has similar other economic factors, including, but not limited to, the geographic location and type of customer, payment terms and length of contracts. See Note 5 for disaggregated revenue amounts.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards (“NOLs”) to the extent that realization of these benefits is more likely than not. At December 31, 2025, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized.

Utilization of NOLs may be subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986, due to ownership change limitations that have occurred previously or could occur in the future, which may limit the amount of NOLs that can be used to offset future taxable income. Similar rules may apply under state tax laws. The Company has engaged external tax experts to perform a comprehensive Section 382 study, but as of the date of this filing, this study has not been completed and therefore, the effects of any Section 382 limitations cannot be determined as of the date of this filing. If the Company earns taxable income, such limitations could result in an increased future income tax liability, and its future cash flows could be adversely affected.

Our income tax provision for the three months ended December 31, 2025 resulted from taxable income for which NOLs may not be available to offset due to the Section 382 limitations described above. For the three months ended December 31, 2024, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards. Our effective tax rate was (0.5%) and 0.0% for the three months ended December 31, 2025 and 2024, respectively.

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

For purposes of fair value disclosures and impairment testing, wrapped digital assets, such as fwdSOL, are classified within Level 2 of the fair value hierarchy, as the valuation is based on observable inputs other than quoted prices for identical assets in active markets.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$824,335,000	$622,775,000	$201,560,000	–
Digital assets - restricted	2,428,000	2,428,000	–	–
Loans Receivable - Digital Assets - related party	31,344,000	–	31,344,000	–
Liabilities:
Loans Payable - Digital Assets	3,500,000	3,500,000	–	–

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,430,486,000	1,430,486,000	$–	–

Share-Based Compensation Expense

The Company estimates the fair value of employee and non-employee director share-based compensation on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The fair value of employee and non-employee director share-based compensation is recognized in the condensed consolidated statements of operations over the related service or vesting period of each grant. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date of ASU 2024-03 for non-calendar year-end companies. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the condensed consolidated statements of operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the effects of the pronouncement on its condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures", requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this pronouncement in the first quarter of Fiscal 2026 with no material impact on its condensed consolidated financial statements.

NOTE 3	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In March 2025, in connection with the fourth Conversion Agreement (see Note 8), Forward China determined it would not renew the Buying Agency and Supply Agreement (“Sourcing Agreement”), which subsequently expired on May 9, 2025 (see Note 8). Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment. On May 16, 2025, the Company and Forward US entered into a transaction agreement with Forward China, pursuant to which: (i) the Company sold all equity interest in Forward Switzerland and Forward UK and sold certain other net assets related to Forward US’ OEM segment to Forward China to satisfy outstanding payables due to Forward China under the Sourcing Agreement; (ii) the Company and Forward China terminated the Sourcing Agreement and extended the term of the Note Payable (see Note 8) to December 31, 2025; and (iii) the Company paid Forward China $200,000 at closing plus $150,000 on each of July 31, 2025, August 31, 2025 and September 30, 2025. Results of operations for Forward Switzerland and Forward UK were included in the Company’s results of operations through and including May 16, 2025.

The sale of the OEM business was considered a strategic shift that had a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the condensed consolidated balance sheets at September 30, 2025. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three months ended December 31, 2024.

The following table presents the major classes of the “income from discontinued operations, net of tax” in our condensed consolidated statement of operations for the quarter ended December 31, 2024.

Revenues, net	$1,991,000
Cost of sales	1,623,000
Gross profit	368,000

Sales and marketing expenses	145,000
General and administrative expenses	33,000
Income from discontinued operations	$190,000

There were no material amounts of depreciation, amortization, investing or financing cash flow activities, or other significant non-cash operating cash flow activities for the discontinued operations in December 31, 2025 or 2024.

NOTE 4	DIGITAL ASSETS

The following table shows the quantity of tokens, cost basis and carrying value of digital assets held by the Company as of:

	December 31, 2025
	Quantity	Historical Cost	Carrying Value
SOL	4,973,000	$972,822,000	$619,277,000
2Z	20,000,000	1,000,000	2,428,000
other	3,498,000	3,500,000	3,498,000
Digital assets measured at fair value		977,322,000	625,203,000
Digital assets not measured at fair value	not meaningful	201,560,000	201,560,000
Total Digital Assets		$1,178,882,000	$826,763,000

	September 30, 2025
	Quantity	Historical Cost	Carrying Value
SOL	6,854,000	$1,590,521,000	$1,430,486,000

Restricted Digital Assets

The doublezero (“2Z”) tokens are considered restricted digital assets and are subject to certain lockup restrictions through approximately October 2029.

Staked Digital Assets

The Company had staked $820.8 million and $1,430.5 million of digital assets, including assets staked on a liquid staking platform, as of December 31, 2025 and September 30, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the Solana blockchain. As of December 31, 2025, the majority of the Company’s staked digital assets on the Solana blockchain could be unbonded within three days. The staking rewards generated from proprietary staking activities for the three months ended December 31, 2025 were $17,381,000.

NOTE 5	SEGMENTS AND CONCENTRATIONS

As a result of our new digital asset treasury strategy and discontinuing the OEM segment, the Company now has two reportable segments: digital assets and design. See Note 2 for more information on the composition and accounting policies of our reportable segments. The results of the OEM segment were classified as discontinued operations as discussed in Note 3. The prior year segment disclosures have been reformatted from what was previously disclosed to conform to the current year presentation.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of revenue, gross profit and net loss from continuing operations before income taxes for each reportable segment.

The tables below represent the primary measure of segment performance evaluated by the CODM, as well as additional measures that are regularly provided to the CODM on a segment level.

	Digital Assets Segment For the Three Months Ended December 31,
	2025	2024
Revenues	$17,381,000	$–
Cost of revenues	1,398,000	–
Gross profit	15,983,000	–
Asset management fees (a)	1,739,000	–
Impairment of digital assets	33,044,000	–
Loss on digital assets	560,212,000	–
Interest income	(479,000)	–
Loss from continuing operations before income taxes	$(578,533,000)	$–

	Design Segment
	For the Three Months Ended December 31,
	2025	2024
Revenues	$4,054,000	$4,625,000
Cost of revenues	3,161,000	3,462,000
Depreciation expense (a)	26,000	30,000
Gross profit	867,000	1,133,000
Sales and marketing personnel costs	31,000	101,000
Sales promotion and marketing expenses	58,000	59,000
General and administrative personnel costs	279,000	584,000
Occupancy costs	166,000	165,000
Amortization expense (a)	–	53,000
Impairment of goodwill and intangible assets	–	225,000
Interest income	(1,000)	(16,000)
Other segment expenses (b)	149,000	206,000
Income/(loss) from continuing operations before income taxes	$185,000	$(244,000)

(a)	Depreciation expense, amortization expense and asset management fees are not regularly provided to the CODM, however they are components of loss from continuing operations before income taxes and identified as a "specific profit or loss" item and therefore disclosed separately in accordance with the related accounting guidance.

(b)	Other segment expenses include insurance expense, office, software and computer related expenses, bad debt expense, bank and payroll processing fees, and various other general and administrative expenses.

The following table is a reconciliation of segment income/loss from continuing operations before taxes to our condensed consolidated loss from continuing operations before taxes.

	For the Three Months Ended December 31,
	2025	2024

Digital asset segment loss from continuing operations before taxes	$(578,533,000)	$–
Design segment income (loss) from continuing operations before taxes	185,000	(244,000)
Corporate and other non-segment expenses	(4,615,000)	(654,000)
Consolidated loss from continuing operations before taxes	$(582,963,000)	$(898,000)

Segment assets are shown in the table below and consist of digital assets and accounts receivable.

	December 31	September 30,
	2025	2025
Digital assets segment	$858,324,000	$1,430,486,000
Design segment	2,778,000	3,380,000
Total segment assets	861,102,000	1,433,866,000
General corporate assets	31,844,000	41,076,000
Total assets	$892,946,000	$1,474,942,000

Revenues from two design customers represented 43.1% of the Company’s consolidated net revenues for the three months ended December 31, 2024. No customers represented more than 10% of the Company’s consolidated net revenues for the three months ended December 31, 2025.

Accounts receivable from 4 design segment customers represented 71.7% of the Company’s consolidated accounts receivable at December 31, 2025 and accounts receivable from three design segment customers represented 49.4% of the Company’s consolidated accounts receivable at September 30, 2025.

There were no concentrations of revenue or accounts receivable with any significant customers in our digital assets segment.

NOTE 6	SHAREHOLDERS’ EQUITY

At-the-Market Offering

On September 16, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM”) with Cantor Fitzgerald & Company (“Cantor”), as principal and/or agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of its common stock, having an aggregate offering price of up to $4 billion. Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated September 16, 2025, with the SEC in connection with the offer and sale of shares under the ATM. We pay Cantor a commission of up to 3% of the gross proceeds from each sale of shares under the ATM. During the three months ended December 31, 2025, we sold 312,000 shares of common stock under the ATM for gross proceeds of $7,648,000 and incurred fees related to the ATM of $191,000, which have been recorded as a reduction to additional paid-in capital on the condensed consolidated financial statements.

Shares Reserved for Future Issuance

At December 31, 2025, the Company had a total of 128,369,478 shares reserved for future issuance as follows: (i) 102,128,488 shares related to the ATM, (ii) 12,864,602 shares related to pre-funded warrants, and (iii) 13,376,388 shares related to other warrants.

Tokenization of Common Stock

In September 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC (“Superstate”) as its co-transfer agent, to give shareholders the ability to tokenize their holdings of the Company’s common stock on the Solana blockchain. Any tokenized shares are recorded and maintained by Superstate and represent the same ownership interests as the corresponding shares of the Company’s common stock. At December 31, 2025, 1,489,896 shares of the Company’s common stock had been tokenized.

Share Repurchases

In November 2025, the Company’s Board of Directors authorized a share repurchase program permitting the Company to purchase up to $1 billion of its common stock through September 30, 2027. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The Company may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

During the three months ended December 31, 2025, the Company executed open market purchases of 1,540,000 shares at an average cost of $7.07 per share for an aggregate cost of $10,883,000, inclusive of fees, which was recorded as a component of treasury stock. Share repurchases were facilitated with Galaxy Securities LLC as broker, a related party (See Note 8).

In January 2026, the Company executed open market purchases of an additional 1,790,000 shares at an average cost of $7.54 per share for an aggregate cost of $13,504,000.

NOTE 7	LOSS/ EARNINGS PER SHARE

Basic loss/earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period and includes pre-funded warrants from their date of issuance. Diluted loss/earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method.

A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Three Months Ended
	December 31,
	2025	2024
Numerator:
Loss from continuing operations	$(585,651,000)	$(898,000)
Income from discontinued operations, net of tax	–	190,000
Net loss	$(585,651,000)	$(708,000)

Denominator:
Weighted average common shares outstanding	99,099,000	1,101,000
Dilutive common share equivalents	–	–
Weighted average dilutive shares outstanding	99,099,000	1,101,000

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(5.91)	$(0.82)
Basic earnings per share from discontinued operations	–	0.18
Basic loss per share	$(5.91)	$(0.64)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(5.91)	$(0.82)
Diluted earnings per share from discontinued operations	–	0.18
Diluted loss per share	$(5.91)	$(0.64)

The following options and warrants were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2025 and 2024 because their inclusion would have been anti-dilutive:

	For the Three Months Ended December 31,
	2025	2024
Options	307,000	129,000
Warrants	13,495,000	7,500
Total potentially dilutive shares	13,802,000	136,500

NOTE 8	RELATED PARTY TRANSACTIONS

Galaxy Service Agreement

The Company has a services agreement (the “Services Agreement”) with Galaxy Digital LP (“Galaxy”), pursuant to which the Company engaged Galaxy to provide certain operational, financial and human resources services to assist with the inception of its new digital assets treasury business. Galaxy will not be providing any (i) tax advice or services, (ii) legal advice or services, or (iii) advice in connection with the Investment Company Act of 1940, as amended (the “Investment Company Act”), or any related analyses thereto.

As compensation for its services, we will pay Galaxy fees of approximately $583,000 per month. The Services Agreement expires in March 2026, but may be extended for an additional six-month period if mutually agreed in writing by the parties. During the three months ended December 31, 2025, the Company incurred fees of $1,750,000 under the Services Agreement, which were recorded as a component of general and administrative expenses - related party on the condensed consolidated financial statements. Amounts due to Galaxy under this agreement totaled $1,161,000 and $389,000 at December 31, 2025 and September 30, 2025, respectively, which were recorded as a component of related party payables on the condensed consolidated financial statements.

Galaxy Asset Management Agreement

The Company has an asset management agreement (the “Asset Management Agreement”) with Galaxy Digital Capital Management LP, an SEC-registered investment adviser (the “Asset Manager”), pursuant to which the Company appointed the Asset Manager to provide discretionary investment management services with respect to all of the Company’s cash, cash equivalents, stablecoins, cryptocurrency and other investible assets (excluding (i) publicly-traded equities acquired pursuant to mergers, acquisitions, combinations or other similar transactions pursuant to which the Company acquires or otherwise combines or merges with another publicly-traded digital asset treasury company, (ii) privately offered equity securities and (iii) non-publicly traded convertible debt instruments). Title to the account and all account assets will be held in our name. The Asset Manager is not authorized to act as custodian of our assets, nor to take possession or title to any assets.

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

The Asset Management Agreement expires in March 2028 and renews for successive one-year renewal periods unless the Company or the Asset Manager terminates or elects not to continue effectiveness of the Asset Management Agreement. The Asset Management Agreement may be terminated by either party without cause after the initial term or any subsequent renewal period upon 90 days’ prior written notice before the expiration of such term.

During the three months ended December 31, 2025, the Company incurred fees of $1,695,000 related to the Asset Management Agreement, which were recorded on the condensed consolidated financial statements as a component of general and administrative expenses - related party. Amounts due to the Asset Manager under this agreement totaled $455,000 and $535,000 at December 31, 2025 and September 30, 2025, respectively, which were recorded as a component of related party payables on the condensed consolidated financial statements.

Digital Asset Loan Receivable from Galaxy

In November 2025, the Company and Galaxy Digital LLC (“Borrower”) entered into a loan agreement whereby the Company loaned 250,000 SOL to the Borrower. This loan bears interest at an annual rate of 8% and will remain outstanding until repayment is requested by the Company. The loan receivable is shown as Loan Receivable-Digital Assets-related party on the condensed consolidated balance sheet and the related interest income is shown as interest income-related party on the condensed consolidated statement of operations.

Galaxy Securities LLC Agreement

In connection with its share repurchase program (see Note 6) the Company paid $19,000 in fees to Galaxy Securities LLC during the three months ended December 31, 2025, which were recorded as a component of Treasury Stock.

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

Terence Wise, former Chief Executive Officer and Chairman of the Company, is the owner of Forward China and beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. The Company recorded service fees to Forward China of $159,000 during the three months ended December 31, 2024, which were included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for the three months ended December 31, 2024. The Company had purchases from Forward China of approximately $1,671,000 during the three months ended December 31, 2024.

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

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”), pursuant to which Forward China agreed to convert an aggregate $4,925,000 of amounts due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, in Fiscal 2025 and Fiscal 2024, respectively, Forward China agreed to convert $2,725,000 and $2,200,000, respectively, of amounts due to Forward China into 2,725 shares and 2,200 shares, respectively, of the Company’s Series A-1 Convertible Preferred Stock.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bore an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 for the three months ended December 31, 2024. The Company fully paid off this note in September 2025.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At December 31, 2025, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space. Total operating lease expense for the three months ended December 31, 2025 was $152,000, all of which was recorded in general and administrative expense on the condensed consolidated financial statements. Total operating lease expense for the three months ended December 31, 2024 was $155,000, of which $4,000 was recorded in sales and marketing expenses and $151,000 was recorded in general and administrative expenses on the condensed consolidated financial statements. Cash paid for amounts included in operating lease liabilities for the three months ended December 31, 2025 and 2024, which have been included in cash flows from operating activities, was $152,000 and $151,000, respectively.

At December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 5.8 years and a weighted average discount rate of 5.9%.

At December 31, 2025, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2026	$433,000
Fiscal 2027	465,000
Fiscal 2028	428,000
Fiscal 2029	440,000
Fiscal 2030	452,000
Fiscal 2031	464,000
Thereafter	195,000
Total future minimum lease payments	2,877,000
Less imputed interest	(449,000)
Present value of lease liabilities	2,428,000
Less current portion of lease liabilities	(427,000)
Long-term portion of lease liabilities	$2,001,000

NOTE 11	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2025 and September 30, 2025 were as follows:

	December 31	September 30,
	2025	2025
Income taxes payable	$2,688,000	$20,000
Accrued commissions/bonuses	233,000	21,000
Paid time off	203,000	245,000
Professional fees	86,000	270,000
Other	228,000	68,000
Total	$3,438,000	$624,000

NOTE 12	RISKS AND UNCERTAINTIES

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

The Company faces risks relating to the custody of its digital assets. Cybersecurity threats, including hacking, phishing and other malicious attacks, could result in the loss, theft or misappropriation of our SOL. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

The Company interacts with smart contracts deployed on the Solana network. Smart contracts are self-executing code that operate without human intervention once deployed and are subject to known risks such as technical vulnerabilities, coding errors, security flaws and exploits. Any vulnerability in a smart contract we interact with could result in the loss or theft of SOL or other digital assets. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. These vulnerabilities, flaws and potential exploitations could have a materially adverse impact on our business and financial condition.

We use our digital assets in DeFi applications, which may include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial agreements, which introduce novel risks relating to software code bugs, liquidation risks, and governance risks, and can be subject to failures or exploits. Network congestion or downtime can increase the likelihood of asset loss or liquidation. The volatility of digital assets deployed into DeFi applications may increase the likelihood of liquidation. DeFi applications generally operate on a user-to-protocol basis where a user does not know the identity of other parties. The use of monitoring and forensics software may not prevent the Company from engaging in DeFi protocols that are also used by bad actors or sanctioned persons.

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

The Company’s shareholders have no specific rights to any specific SOL or other digital assets held by the Company. Shareholders own equity interests in the Company, not direct interests in the Company's digital assets. In the event of the insolvency or bankruptcy of the Company, its assets, including digital assets, would be subject to the claims of creditors, and such assets may be inadequate to satisfy claims by shareholders. Additionally, in a bankruptcy proceeding, there may be disputes regarding the characterization and treatment of digital assets, which could further delay or reduce any potential recovery by shareholders. The legal and regulatory framework for digital assets in bankruptcy proceedings remains uncertain and evolving.

The SEC has stated that certain digital assets may be considered securities under federal securities laws. The test for determining whether a particular digital asset is a security is complex and difficult to apply, and the outcome is difficult to predict. Future developments could change the legal status of digital assets we hold. If SOL is determined to be a security under federal or state securities laws or in a proceeding in a court of law, or otherwise, it may have material adverse consequences for SOL, making it more difficult to be traded, cleared or custodied compared to other digital assets that are not considered securities. In addition, if SOL is considered a security, the Company could be considered an unregistered investment company under the Investment Company Act of 1940, which could require the Company to register as an investment company (which may not be feasible given our current structure and operations), restructure our business model, or liquidate. If the Company is required to comply with additional regulatory obligations, it could result in a significant increase in operating expenses and make it difficult to continue our current operations, which would materially and adversely affect our business, financial condition and results of operations.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.  The following discussion and analysis compares our condensed consolidated results of operations for the three months ended December 31, 2025 (the “2026 Quarter”) with those for the three months ended December 31, 2024 (the “2025 Quarter”).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding our liquidity, our growth strategy, and our future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the rewards and costs associated with staking or validating transactions; (ii) regulatory issues related to our business model, including potential classification of crypto assets as securities and changing regulatory frameworks; (iii) fluctuations in the price of our crypto assets; (iv) potential decreases in the value of our crypto assets and rewards; (v) competition, (vi) risks related to the loss or theft of private withdrawal keys resulting in the complete loss of crypto assets and rewards; (vii) failure to keep our Registration Statement on Form S-3 effective and (viii) other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the fiscal year ended September 30, 2025. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Background and Business Overview

We are a Solana focused digital asset treasury company, with the strategy to buy, hold, stake, trade, invest in, and grow SOL and SOL related digital assets, protocols and businesses. Our mission is to expand and strengthen the Solana ecosystem by acquiring and staking SOL and engaging with, providing tools to and investing in the Solana protocol, Solana developers and Solana related projects in order to increase shareholder value. In connection with a private placement transaction in September 2025, we launched our digital asset treasury strategy, which we have been executing to date by holding SOL, staking SOL, operating a SOL validator, engaging in the SOL decentralized finance (“DeFi”) ecosystem and actively repurchasing shares of our common stock.

Under our new treasury policy and strategy, the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL, fwdSOL (a Liquid Staking Token, or “LST”, developed by the Company in collaboration with Socean Labs Inc., doing business as Sanctum, on the Solana blockchain) and similar assets. We have selected SOL as our primary treasury asset because we believe it is earlier in its lifecycle, operationally superior, higher yield generating and underexposed as compared to Bitcoin and other digital assets, presenting a unique opportunity for Forward to become the largest Solana asset treasury operator in the industry. Our planned approach involves acquiring SOL, staking our holdings via our own validator, deploying SOL into various DeFi protocols to earn yield, fees or rewards, lending SOL to earn interest, pledging SOL as collateral to borrow other assets and generating revenue through strategic acquisitions, partnerships and deployments within the Solana ecosystem.

Forward also operates an engineering services business, which provides hardware and software product design and engineering services to customers predominantly located in the U.S.

Discontinued Operations

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the prior period presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a related party owned by the Company’s former CEO (see Note 8 to the condensed consolidated financial statements).

Unless otherwise noted, amounts related to discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on discontinued operations.

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

We have identified the below critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimate and assumption has had or is reasonably likely to have a material effect on the condensed consolidated financial statements. This listing is not a comprehensive list of all our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 of the consolidated financial statements in our Annual Report on Form 10-K.

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

Impairment of Digital Assets

We account for some of our digital assets, specifically fwdSOL, as indefinite-lived intangible assets in accordance with ASC Subtopic 350-30. These digital assets are initially recorded at cost and subsequently measured at cost less any impairment losses. We perform an impairment analysis each reporting period or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the fair value of these digital asset is less than their carrying value at any time during the period. The impaired digital asset is written down to its fair value at the time of impairment, and the impairment loss cannot be reversed in future periods even if fair values subsequently increase.

The determination of fair value requires significant judgment and involves the use of market prices from digital asset exchanges. We consider factors including trading volume, market liquidity, and the reliability of pricing sources when determining fair value. For fwdSOL, which may have limited trading activity, we may use alternative valuation methods including discounted cash flow analysis or other market-based approaches. Changes in market conditions, trading volumes, or the availability of reliable pricing information could materially affect our impairment assessments and results of operations.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2024

2026 Quarter Highlights

•	We generated revenues of $21.4 million in the 2026 Quarter compared to revenues of $4.6 million in the 2025 Quarter, largely driven by our new digital asset treasury strategy.

•	Gross margin increased from 24.5% in the 2025 Quarter to 78.6% in the 2026 Quarter, driven by the high margin staking revenue generated by our digital asset treasury strategy.

•	In the 2026 Quarter, we launched fwdSOL, an LST developed in collaboration with Socean Labs Inc., doing business as Sanctum, on the Solana blockchain, which enables us to generate staking yield on SOL while unlocking additional sources of return through DeFi and institutional borrowing strategies.

•	At December 31, 2025, 1,489,896 shares of the Company’s common stock had been tokenized on the Solana blockchain through Superstate Services LLC, our co-transfer agent. Tokenization allows for shares of common stock to be self-custodied, transferred on a peer-to-peer basis, used in the DeFi ecosystem as collateral and to be programmed into the execution of smart contracts. All issued shares, regardless of form, represent identical rights and investors may switch their ownership form at their discretion upon instructions subject to applicable procedures and requirements and processing times.

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter. Dollar amounts and percentages have been rounded to approximate values.

	Consolidated Results of Operations
	2026 Quarter	2025 Quarter	Change ($)	Change (%)
Revenues, net	$21,435,000	$4,624,000	$16,811,000	364%
Cost of sales	4,586,000	3,491,000	1,095,000	31%
Gross profit	16,849,000	1,133,000	15,716,000	>100%
Sales and marketing expenses	535,000	160,000	375,000	>100%
General and administrative expenses	6,697,000	1,646,000	5,051,000	>100%
Loss on digital assets	560,212,000	–	560,212,000	–
Impairment of digital assets	33,044,000	–	33,044,000	–
Goodwill impairment	–	225,000	(225,000)	(100%)
Operating loss	(583,639,000)	(898,000)	(582,741,000)	>100%
Interest income, net	(676,000)	(4,000)	(672,000)	>100%
Other expense, net	–	3,000	(3,000)	(100%)
Provision for income taxes	2,688,000	–	2,688,000	–
Loss from continuing operations	$(585,651,000)	$(897,000)	$(584,754,000)	>100%

The discussion that follows below provides further details about our results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter.

The increase in net revenues from the 2025 Quarter to the 2026 Quarter resulted from $17,381,000 in staking and other related revenue generated by our digital assets segment and was partially offset by a $570,000 decline in design segment revenue, primarily attributable to the loss of a major design customer in December 2024 and partially offset by the net increase in volume of work and projects with other customers.

Our gross profit increased and gross margin increased from 24.5% in the 2025 Quarter to 78.6% in the 2026 Quarter. The increase in both gross profit and gross margin resulted from the high margin staking revenue generated by our digital assets segment, which generated gross profit of $15,983,000 and gross margin of 92.0%. In the design segment, gross profit decreased $267,000 and gross margin decreased from 24.5% in the 2025 Quarter to 21.4% in the 2026 Quarter driven by a change in the mix of revenue coupled with higher labor costs.

Sales and marketing expenses increased primarily due to increased corporate marketing spend of $446,000 related to corporate market research related activities and was partially offset by a $71,000 reduction in the design segment, driven by cost reduction efforts, including lower personnel costs and lower marketing spend.

Digital assets general and administrative expenses include $1,739,000 of asset management and related fees. Corporate general and administrative expenses increased $3,727,000 due to higher professional fees related to our services agreement with Galaxy, higher investor relations spending and higher personnel costs associated with hiring personnel necessary to execute our new digital assets treasury strategy. Design segment general and administrative expenses decreased $415,000 due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During the 2025 Quarter, the Company recorded a design segment goodwill impairment charge of $225,000 related to the IPS reporting unit. This impairment charge resulted from recurring impairment testing and was driven by a reduction in expected future performance of the reporting unit.

The loss on digital assets in the 2026 Quarter of $560,212,000 was driven by the reduction in the fair value of our digital assets resulting from the decline in the market value of SOL. The non-cash impairment charge of $33,044,000 relates to our holdings of fwdSOL and is also driven by the decline in market value of SOL. These amounts reflect the volatility inherent in digital asset holdings and the Company’s accounting policy that does not permit the reversal of impairment losses even if fair values subsequently increase. The change in interest income, net is due to non-cash interest income of $479,000 related to loaned SOL plus an increase in cash interest income of $193,000 related to higher cash balances during the 2026 Quarter compared to the 2025 Quarter.

The income tax provision in the 2026 Quarter resulted from taxable income generated for which NOLs may not be available to offset due to certain IRS limitations. For the three months ended December 31, 2024, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards.

Consolidated basic and diluted loss per share from continuing operations were $5.91 and $0.82 for the 2026 Quarter and the 2025 Quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our recent financings, our primary source of liquidity has been our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Following our strategic pivot to a digital asset treasury strategy in September 2025, our liquidity profile has fundamentally changed. While we anticipate that our current liquidity and financial resources will remain adequate to manage our operating and financial requirements for at least the next twelve months from the date of this filing, this assessment assumes that we will be able to liquidate digital assets in amounts and at times necessary to meet our obligations, which may not be possible during periods of market stress or reduced liquidity. Additionally, our liquidity assessment does not account for potential margin calls or collateral requirements that may arise from our DeFi activities, lending arrangements, or borrowing against pledged SOL. Our ability to maintain adequate liquidity depends on various factors including the market value of our digital assets, our ability to liquidate digital assets when needed, the parameters of our share repurchase program and our ongoing operating expenses. At December 31, 2025, our working capital was approximately $52.9 million. At January 31, 2026, our cash balance was approximately $12 million.

In December 2025 and January 2026, we executed open market purchases totaling 3,330,000 shares at an average cost of $7.32 per share for an aggregate cost of $24,387,000, inclusive of fees.

If we have the opportunity to make a strategic acquisition or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity.

Cash Flows

During the 2026 Quarter and 2025 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Quarter, cash used in operating activities of $7,929,000 resulted from a net loss of $585,651,000, non-cash net digital asset revenue of $16,462,000, an increase in accounts receivable and contract assets of $1,202,000, an increase in prepaid expenses and other current assets of $1,796,000, partially offset by the loss on digital assets of $560,212,000, the digital asset impairment charge of $33,044,000, an increase in accrued expenses and other liabilities $2,813,000, a net increase in accounts payable and related party payables of $642,000, an increase in deferred income of $428,000 and non-cash charges for depreciation, amortization and share-based compensation of $43,000.

During the 2025 Quarter, cash used in operating activities of $434,000 resulted from a net loss of $708,000, a decrease in deferred income of $121,000, a decrease in accrued expenses and other current liabilities of $131,000 and cash used in discontinued operations of $81,000, partially offset by a net decrease in accounts receivable and contract assets of $172,000, non-cash charges for depreciation, amortization, share-based compensation, credit losses and goodwill impairment of $353,000 and the net change in other operating assets and liabilities of $82,000.

Investing Activities

Cash used in investing activities in the 2026 Quarter consisted of purchases of digital assets of $335,050,000 and sales of digital assets of $333,973,000. Cash used in investing activities in the 2025 Quarter of $5,000 resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2026 Quarter consisted of share repurchases of $10,883,000, fees associated with financing activities of $229,000, and deferred financing costs associated with our ATM of $144,000, partially offset by net proceeds from ATM of $7,457,000 and proceeds from stock options exercised of $26,000. There was no cash used in or provided by financing activities in the 2025 Quarter.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 8 to the unaudited condensed consolidated financial statements contained herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of December 31, 2025, was effective based on that criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2025 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2025, that were not previously disclosed in a Current Report on Form 8-K.

Share Repurchases

In November 2025, the Company’s Board of Directors authorized a share repurchase program permitting the Company to purchase up to $1 billion of its common stock through September 30, 2027. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The Company may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

During the three months ended December 31, 2025, the Company executed open market purchases of approximately 1.5 million shares at an average cost of $7.07 per share for an aggregate cost of $10,883,000, inclusive of fees and commissions. As of December 31, 2025, approximately $989.1 million remained available for future purchases under the share repurchase program.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended December 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025	–	–	–	–
November 1, 2025 through November 30, 2025	–	–	–	–
December 1, 2025 through December 31, 2025	1,540,193	$7.07	1,540,193	$989,117,045
Total	1,540,193		1,540,193

__________________

(1)	Repurchases commenced in December 2025.
(2)	The weighted average price paid per share includes broker commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

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

Dated:  February 12, 2026

FORWARD INDUSTRIES, INC.

By: /s/ Michael Pruitt

Michael Pruitt

Interim Chief Executive Officer

(Principal Executive Officer)

By: /s/ Kathleen Weisberg

Kathleen Weisberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation – Series A Participating Preferred Stock	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation – 6% Senior Convertible Preferred Stock	8-K	7/3/13	3.1
3.4	Certificate of Amendment of the Certificate of Incorporation – Reverse Stock Split	8-K	6/20/24	3.1
3.5	Certificate of Amendment of the Certificate of Incorporation – Series A-1 Convertible Preferred Stock	8-K	7/8/24	4.1
3.6	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	10/4/24	4.1
3.7	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Series A-1	8-K	3/17/25	4.1
3.8	Certificate of Amendment of the Certificate of Incorporation – Series B	S-1	6/10/25	3.7
3.9	Certificate of Amendment of the Certificate of Incorporation – Increasing the Authorized Shares of Common Stock	8-K	9/8/25	3.1
3.10	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
3.10(a)	Amendment No. 1 to the Third Amended and Restated Bylaws	8-K	6/18/25	3.1
4.1	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)	10-K	12/27/24	4.2
4.2	Form of Pre-Funded Warrant – PIPE Offering	8-K	9/8/25	4.1
10.1	Buying Agency and Supply Agreement dated November 2, 2023 – Forward Industries (Asia-Pacific) Corporation+	8-K	11/8/23	10.1
10.1(a)	Amendment to the Buying Agency and Supply Agreement - November 2024	8-K	11/18/24	10.1
10.2	Deferred Payment Agreement - Forward Industries (Asia – Pacific) Corporation	8-K	11/8/23	10.2
10.3	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – July 2024	8-K	7/8/24	10.1
10.4	Account Payables Conversion Agreement - Forward Industries (Asia- Pacific) Corporation – October 2024	8-K	10/4/24	10.1
10.5	2021 Equity Incentive Plan*	8-K	12/23/20	4.1
10.5(a)	Amendment to the 2021 Equity Incentive Plan *	S-8	9/18/25	4.2
10.6	Form of Securities Purchase Agreement, dated September 6, 2025 – PIPE Offering+	8-K	9/8/25	10.1
10.7	Form of Registration Rights Agreement, dated September 6, 2025 – PIPE Offering	8-K	9/8/25	10.2
10.8	Strategic Advisor and Lead Investor Agreement, dated September 6, 2025, by and between Forward Industries, Inc. and Galaxy Digital LP	8-K	9/8/25	10.3
10.9	Lead Investor Agreement, dated September 6, 2025, by and among Forward Industries, Inc., J Digital 6 Cayman Ltd. and Multicoin Capital Master Fund, LP	8-K	9/8/25	10.4
10.10	Form of Waiver and Leak-Out Agreement – Series B Holders	8-K	9/8/25	10.5

10.11	Asset Management Agreement, dated September 10, 2025, by and between Forward Industries, Inc. and Galaxy Digital Capital Management LP+	8-K	9/11/25	10.1
10.12	Services Agreement, dated September 10, 2025, by and between Forward Industries, Inc. and Galaxy Digital LP+	8-K	9/11/25	10.2
10.13	Form of Waiver and Consent , dated October 10, 2025 – RRA Extension	8-K	10/10/25	10.1
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

