Form 10-Q
period 2026-03-31
Forward Industries, Inc.
filed 2026-05-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34780

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Texas	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 500, Austin, TX 78701

(Address of Principal Executive Office) (Zip Code)

(512) 256-9040

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

There were 74,679,699 shares of the registrant’s common stock outstanding as of April 30, 2026.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2026	2025
	(Unaudited)	(See Note 2)
Assets

Current assets:
Cash	$16,633,010	$38,166,973
Accounts receivable, net of allowances for credit losses of $92,358 as of March 31, 2026 and September 30, 2025	2,415,032	1,635,171
Contract assets	542,702	1,064,264
Prepaid expenses and other current assets	2,028,827	355,548
Total current assets	21,619,571	41,221,956

Digital assets	505,669,390	1,430,486,289
Digital assets - restricted	1,622,920	–
Digital assets pledged as collateral with related party	75,847,614	–
Property and equipment, net	78,785	124,331
Operating lease right-of-use assets, net	2,724,531	2,303,776
Other assets	949,915	806,137
Total assets	$608,512,726	$1,474,942,489

Liabilities and shareholders' equity

Current liabilities:
Loans payable - related party	$40,000,000	$–
Loans payable - digital assets	10,024,188	–
Accounts payable	274,521	433,044
Accounts payable - related party	551,782	923,513
Deferred income	612,108	292,525
Current portion of operating lease liability	481,205	450,949
Accrued expenses and other current liabilities	2,632,441	623,512
Total current liabilities	54,576,245	2,723,543

Other liabilities:
Operating lease liability, less current portion	2,479,896	2,094,079
Total liabilities	57,056,141	4,817,622

Commitments and contingencies (See Note 9 and 10)

Shareholders' equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,069,465 and 76,314,617 shares issued and outstanding, respectively, at March 31, 2026; 86,145,514 shares issued and outstanding at September 30, 2025	870,695	861,455
Treasury Stock, at cost, 10,754,848 and 0 shares at March 31, 2026 and September 30, 2025, respectively	(58,022,336)	–
Additional paid-in capital	1,663,952,928	1,655,874,892
Accumulated deficit	(1,055,344,702)	(186,611,480)
Total shareholders' equity	551,456,585	1,470,124,867
Total liabilities and shareholders' equity	$608,512,726	$1,474,942,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025

Revenues, net	$12,961,114	$3,122,933	$34,396,365	$7,747,382
Cost of sales	3,889,302	3,301,694	8,474,940	6,793,123
Gross profit	9,071,812	(178,761)	25,921,425	954,259

Sales and marketing expenses	569,522	147,855	1,104,885	307,925
General and administrative expenses	3,584,012	1,495,142	6,836,641	3,141,123
General and administrative expenses - related party	2,477,777	–	5,922,420	–
Loss on digital assets	201,706,226	–	761,918,457	–
Impairment of digital assets	85,093,048	–	118,137,369	–
Derivative gain, net	(269,027)	–	(269,027)	–
Goodwill impairment	–	–	–	225,000
Operating loss	(284,089,746)	(1,821,758)	(867,729,320)	(2,719,789)

Interest income	(77,256)	(12,947)	(274,170)	(28,542)
Interest income - related party	(114,179)	–	(593,779)	–
Interest expense - related party	59,178	11,836	59,416	23,803
Other expense, net	–	1,562	–	4,934
Loss from continuing operations before income taxes	(283,957,489)	(1,822,209)	(866,920,787)	(2,719,984)

(Benefit from) / provision for income taxes	(875,353)	–	1,812,435	–
Loss from continuing operations	(283,082,136)	(1,822,209)	(868,733,222)	(2,719,984)
Income from discontinued operations, net of tax	–	370,598		560,308
Net loss	$(283,082,136)	$(1,451,611)	$(868,733,222)	$(2,159,676)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(2.98)	$(1.65)	$(8.95)	$(2.47)
Basic earnings per share from discontinued operations	–	0.33	–	0.51
Basic loss per share	$(2.98)	$(1.32)	$(8.95)	$(1.96)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(2.98)	$(1.65)	$(8.95)	$(2.47)
Diluted earnings per share from discontinued operations	–	0.33	–	0.51
Diluted loss per share	$(2.98)	$(1.32)	$(8.95)	$(1.96)

Weighted average common shares outstanding:
Basic	94,924,520	1,101,069	97,034,832	1,101,069
Diluted	94,924,520	1,101,069	97,034,832	1,101,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Six Months Ended March 31, 2026

	Series A-1 Convertible						Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2025	–	$–	86,145,514	$861,455	–	–	$1,655,874,892	$(186,611,480)	$1,470,124,867

Share-based compensation	–	–	–	–	–	–	17,159	–	17,159
Proceeds from ATM, net	–	–	311,951	3,120	–	–	7,454,066	–	7,457,186
Proceeds from stock options exercised	–	–	7,000	70	–	–	26,040	–	26,110
Share repurchases	–	–	–	–	(1,540,193)	(10,882,955)	–	–	(10,882,955)
Fees related to Securities Purchase Agreement	–	–	–	–	–	–	(229,699)	–	(229,699)
Net loss	–	–	–	–	–	–	–	(585,651,086)	(585,651,086)
Balance at December 31, 2025	–	–	86,464,465	864,645	(1,540,193)	(10,882,955)	1,663,142,458	(772,262,566)	880,861,582

Share-based compensation	–	–	–	–	–	–	797,864	–	797,864
Proceeds from stock options exercised	–	–	5,000	50	–	–	18,600	–	18,650
Share repurchases	–	–	–	–	(9,214,655)	(47,139,381)	–	–	(47,139,381)
Exercise of Pre-Funded Warrants	–	–	600,000	6,000	–	–	(5,994)	–	6
Net loss	–	–	–	–	–	–	–	(283,082,136)	(283,082,136)
Balance at March 31, 2026	–	$–	87,069,465	$870,695	(10,754,848)	$(58,022,336)	$1,663,952,928	$(1,055,344,702)	$551,456,585

	For the Six Months Ended March 31, 2025

	Series A-1 Convertible						Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	1,101,069	$11,011	–	$–	$20,393,163	$(19,637,140)	$2,967,034

Share-based compensation	–	–	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	–	–	(708,065)	(708,065)
Balance at December 31, 2024	2,200	$2,200,000	1,101,069	$11,011	–	$–	$20,413,491	$(20,345,205)	$2,279,297

Share-based compensation	–	–	–	–	–	–	26,121	–	26,121
Net loss	–	–	–	–	–	–	–	(1,451,611)	(1,451,611)
Preferred stock issued in connection with conversion of accounts payable to Forward China	2,725	2,725,000	–	–	–	–	–	–	2,725,000
Balance at March 31, 2025	4,925	$4,925,000	1,101,069	$11,011	–	$–	$20,439,612	$(21,796,816)	$3,578,807

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(868,733,222)	$(2,159,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	815,023	46,449
Depreciation and amortization	48,910	166,495
Credit loss expense	–	24,059
Loss on digital assets	761,918,457	–
Impairment of digital assets	118,137,369	–
Non-cash digital asset revenue, net	(25,092,570)	–
Goodwill impairment	–	225,000
Changes in operating assets and liabilities:
Accounts receivable	(463,653)	507,533
Contract assets	521,562	404,899
Prepaid expenses and other current assets	(1,673,279)	67,771
Accounts payable	(158,523)	33,825
Accounts payable-related party	(371,731)	–
Deferred income	319,583	(44,401)
Net changes in operating lease liabilities	(4,682)	1,240
Accrued expenses and other current liabilities	2,008,929	(152,849)
Net cash used in operating activities-continuing operations	(12,727,827)	(879,655)
Net cash used in operating activities-discontinued operations	–	(92,242)
Net cash used in operating activities	(12,727,827)	(971,897)

Investing Activities:
Purchases of property and equipment	(3,364)	(6,851)
Purchases of digital assets	(335,976,760)	–
Sales of digital assets	338,067,849	–
Net cash provided by / (used in) investing activities	2,087,725	(6,851)

Financing Activities:
Fees associated with Securities Purchase Agreement	(229,699)	–
Proceeds from ATM, net	7,457,186	–
Proceeds from loans payable-related party	40,000,000	–
Proceeds from stock options exercised	44,760	–
Treasury stock purchases	(58,022,336)	–
Exercise of pre-funded warrants	6	–
Deferred financing costs associated with ATM	(143,778)	–
Net cash used in financing activities	(10,893,861)	–

Net decrease in cash	(21,533,963)	(978,748)
Cash at beginning of period	38,166,973	2,777,125
Cash at end of period	$16,633,010	$1,798,377

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$–	$23,803
Cash paid for taxes	$136,775	$4,225

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Operating lease assets obtained in exchange for operating lease liabilities	$653,310	$157,424
Conversion of accounts payable to convertible preferred stock	$–	$2,725,000
Digital assets pledged as collateral	$85,595,354	$–
Digital assets received in exchange for loan payable	$10,024,188	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $1,055,345,000 and a negative working capital of $32,957,000 at March 31, 2026, incurred a net loss of $868,733,000 and used $12,728,000 of cash in operating activities during the six months ended March 31, 2026. The Company had a cash balance of approximately $20,000,000 at April 30, 2026.

Based on our forecasted cash flows, we believe our existing cash balance, digital asset holdings, and access to our ATM facility will be sufficient to meet our liquidity needs through at least May 2027.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and all of its wholly-owned subsidiaries: Forward Industries (IN), Inc. (“Forward US”), DE Sub 1 LLC (“Forward Delaware”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”) and Kablooe, Inc. (“Kablooe”).  In May 2025, the Company sold all of its equity interests in Forward Switzerland and Forward UK.  As a result, our operating results for the three and six months ended March 31, 2026 do not include operating results of either of these entities. The terms “Forward”, “we”, “our” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In March 2026, the Company’s shareholders approved a proposal to change the Company’s state of incorporation from New York to Texas. This reincorporation was carried out by means of merger of Forward with and into a wholly-owned Texas subsidiary.

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

Digital Assets

The Company accounts for its holdings of digital assets, including cryptocurrencies such as Solana, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350-60, “Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). Digital assets under ASC 350-60 are initially measured at cost and subsequently measured at fair value, with changes in fair value recognized in net income/(loss) each reporting period. Digital assets are classified as current assets if the Company intends to sell them or otherwise realize their value within twelve months after the reporting date, or as noncurrent assets if the Company intends to hold them for longer than twelve months. The Company evaluates its intent and ability to hold digital assets at each reporting date. Upon disposal of a digital asset (e.g., by sale, exchange or transfer) the Company derecognizes the asset and recognizes a realized gain or loss in net income/(loss), calculated as the difference between the sale proceeds and the asset’s carrying amount, which is determined using a first in-first out method.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Digital Asset Loan Receivable and Payable

The Company engages in digital asset lending and borrowing activities. Digital asset loans receivable are typically fixed short-term loans or loans with no specified maturity dates that are callable or prepayable with a short notice period and no penalties. The borrower has the ability to use the loaned digital assets at its discretion for the duration of the loan. The Company derecognizes the underlying digital assets upon loan origination and recognizes a digital asset loan receivable that represents the Company’s right to receive the loaned digital asset upon settlement of the loan. The digital asset loan receivable is measured at the fair value of the underlying digital assets that the Company expects to receive under the arrangement. The Company evaluates its digital asset loan receivables for possible credit losses using the current expected credit loss framework outlined in ASC Topic 326, “Financial Instruments—Credit Losses”, (“ASC 326”). Digital asset loan interest is denominated in the same underlying digital asset that is loaned out. The Company recognizes interest income over the life of the loan using the effective rate method.

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

The Company may pledge or receive digital assets as collateral associated with its digital asset lending and borrowing activities. The Company evaluates the nature of the arrangement with counterparties to determine whether it obtains or loses control of the collateral assets. Where control of the collateral assets transfers to or from the Company, it is accounted for in the same manner as digital asset loans receivable or payable.

Accounts Receivable

Accounts receivable consists of unsecured trade accounts with customers net of an allowance for credit losses. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At March 31, 2026, September 30, 2025 and September 30, 2024, the Company had allowances for credit losses of $92,000, $92,000 and $27,000 respectively.

Derivatives

The Company may enter into over-the-counter (“OTC”) derivative contracts, including written options referencing the price of digital assets such as SOL. These contracts are accounted for in accordance with ASC 815, “Derivatives and Hedging.” Derivative instruments are recognized on the balance sheet at fair value on the trade date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings within “Derivative gain/(loss).” The Company does not designate any derivative instruments as hedging instruments under ASC 815.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Written options represent obligations of the Company and are recorded as derivative liabilities. The Company receives an upfront premium at inception, which generally represents the initial fair value of the written option unless model-derived fair value indicates otherwise. Derivative instruments are derecognized upon expiration or settlement.

Treasury Stock

The Company accounts for treasury stock using the cost method. As of March 31, 2026 and September 30, 2025, the Company held 10,755,000 and 0 shares of its common stock in treasury, purchased at a total cost of $58,022,000 and $0, respectively.

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

Recognized revenues that will not be billed until a later date are recorded as contract assets in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $543,000, $1,064,000 and $1,273,000 at March 31, 2026, September 30, 2025 and September 30, 2024, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $612,000, $293,000 and $399,000 at March 31, 2026, September 30, 2025 and September 30, 2024, respectively.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards (“NOLs”) to the extent that realization of these benefits is more likely than not. At March 31, 2026, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized.

Utilization of NOLs may be subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986, due to ownership change limitations that have occurred previously or could occur in the future, which may limit the amount of NOLs that can be used to offset future taxable income. Similar rules may apply under state tax laws. The Company engaged external tax experts to perform a comprehensive Section 382 study, which was completed in April 2026. The results of this study concluded an ownership change took place in connection with the Company’s private placement transaction in September 2025, which limits the amount of NOLs the Company can use each year. Our tax provision for the three months ended December 31, 2025 was estimated without the benefit of NOLs as the 382 tax study had not been completed at the time we filed our financial statements for such period. Our tax provision for the three months ended March 31, 2026 was estimated with the benefit of those NOLs that could be utilized as a result of the 382 tax study and included an adjustment to the first quarter tax provision to reflect their inclusion.

Our income tax (benefit) provision for the three and six months ended March 31, 2026 resulted from taxable income for which NOLs were not available to offset due to the Section 382 limitations described above. For the three and six months ended March 31, 2025, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards. Our effective tax rate was 0.3% and 0.0% for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was (0.2%) and 0.0% for the six months ended March 31, 2026 and 2025, respectively.

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

Digital Assets

The Company applies ASC 820 in the valuation of SOL held by the Company and digital assets pledged as collateral for financial statement purposes. The fair value of SOL uses Level 1 inputs to reflect the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date in SOL’s “principal market,” or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company determines its principal market (or in the absence of a principal market, the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/ask quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of the digital asset’s fair value. The fair value of digital assets pledged as collateral uses Level 2 inputs as they are based on observable inputs other than quoted prices for identical assets in active markets.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of impairment testing, wrapped digital assets, such as fwdSOL, with a value of $56,854,000 at March 31, 2026, are not measured at fair value, but rather, tested for impairment each reporting period. The value of these digital assets is estimated using inputs that are classified within Level 2 of the fair value hierarchy, as they are based on observable inputs other than quoted prices for identical assets in active markets. During the three and six months ended March 31, 2026, the Company evaluated its fwdSOL digital assets for impairment and determined that the lowest observable fair value during the respective holding periods was approximately $67.48 per token, resulting in impairment charges of $85,093,000 and $118,137,000 for the three and six months ended March 31, 2026, respectively.

The Company applies ASC 820 in the valuation of its written SOL option contracts. The fair value of these derivative instruments reflects the amount that a market participant would require to assume the Company’s obligation as the writer of the option in an orderly transaction on the measurement date. As the options are European-style and reference the price of SOL, the Company measures fair value using a market-participant option-pricing model that incorporates assumptions consistent with those used in the principal market for SOL-based derivatives.

The valuation incorporates inputs such as the current spot price of SOL, the contractual strike price, the remaining term of the option, risk-free interest rates, and implied volatility. While certain inputs are derived from active markets, the Company’s implied volatility assumptions require the use of market-participant estimates due to limited depth and liquidity in the SOL options market. As a result, the fair value measurement includes significant unobservable inputs and is classified within Level 3 of the fair value hierarchy.

During the quarter ended March 31, 2026, the Company entered into written option contracts referencing the price of SOL. Implied volatility for these contracts was derived primarily from observable market data for actively traded SOL options and supplemented with market-participant assumptions when quoted maturities or strikes did not align with the Company’s contracts. The Company also evaluated the effect of nonperformance risk, including the impact of collateral pledged, and concluded that nonperformance risk did not materially affect the fair value of the written options. All written option contracts expired prior to March 31, 2026, and no derivative liabilities were outstanding as of the reporting date.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$448,815,000	$448,815,000	$–	$–
Digital assets - restricted	1,623,000	1,623,000	–	–
Digital assets pledged for collateral with related party	75,848,000	–	75,848,000	–
Liabilities:
Loans Payable - Digital Assets	10,024,000	10,024,000	–	–

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,430,486,000	$1,430,486,000	$–	$–

There were no transfers between Level 1, Level 2, or Level 3 during the period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

The Company estimates the fair value of employee and non-employee director share-based compensation on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The fair value of employee and non-employee director share-based compensation is recognized in the condensed consolidated statements of operations over the related service or vesting period of each grant. If awards contain performance conditions, compensation expense is recognized over the estimated service period if it is determined that achievement of the performance condition is probable. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards.

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

The sale of the OEM business was considered a strategic shift that had a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the condensed consolidated balance sheets at September 30, 2025. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and six months ended March 31, 2025.

The following table presents the major classes of the “income from discontinued operations, net of tax” in our condensed consolidated statement of operations for the three and six months ended March 31, 2025.

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2025	2025

Revenues, net	$2,727,000	$4,718,000
Cost of sales	2,162,000	3,785,000
Gross profit	565,000	933,000

Sales and marketing expenses	152,000	297,000
General and administrative expenses	42,000	76,000
Income from discontinued operations	$371,000	$560,000

There were no material amounts of depreciation, amortization, investing or financing cash flow activities in the three or six months ended March 31, 2025. The only significant non-cash operating cash flow activity for the discontinued operations in the three and six months ended March 31, 2025 was the conversion of accounts payable to Forward China into preferred stock in February and March of 2025 (See Note 8).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	DIGITAL ASSETS

The following table shows the quantity of tokens, cost basis and carrying value of digital assets held by the Company as of:

	March 31, 2026
	Quantity	Historical Cost	Carrying Value
SOL	5,278,000	$995,792,000	$438,734,000
2Z	20,000,000	1,000,000	1,623,000
other	10,083,000	10,082,000	10,081,000
Digital assets measured at fair value	–	1,006,874,000	450,438,000
Digital assets not measured at fair value	843,000	56,854,000	56,854,000
Total Digital Assets		$1,063,728,000	$507,292,000

	September 30, 2025
	Quantity	Historical Cost	Carrying Value
SOL	6,854,000	$1,590,521,000	$1,430,486,000

Restricted Digital Assets

The doublezero (“2Z”) tokens are considered restricted digital assets and are subject to certain lockup restrictions through approximately October 2029.

Staked Digital Assets

The Company had staked $495.6 million and $1,430.5 million of its digital assets, including assets staked on a liquid staking platform, as of March 31, 2026 and September 30, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the Solana blockchain. As of March 31, 2026, the majority of the Company’s staked digital assets on the Solana blockchain could be unbonded within three days. The staking rewards generated from proprietary staking activities for the three and six months ended March 31, 2026 were $9,334,000 and $26,715,000, respectively.

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

	Digital Assets Segment
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$9,334,000	$–	$26,715,000	$–
Cost of revenues	817,000	–	2,215,000	–
Gross profit	8,517,000	–	24,500,000	–
Asset management fees (a)	1,107,000	–	2,846,000	–
Impairment of digital assets	85,093,000	–	118,137,000	–
Loss on digital assets	201,706,000	–	761,919,000	–
Derivative gain, net	(269,000)	–	(269,000)	–
Interest income	(114,000)	–	(594,000)	–
Loss from continuing operations before income taxes	$(279,006,000)	$–	$(857,539,000)	$–

	Design Segment
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$3,627,000	$3,123,000	$7,681,000	$7,747,000
Cost of revenues	3,049,000	3,273,000	6,210,000	6,732,000
Depreciation expense (a)	23,000	29,000	49,000	61,000
Gross profit	555,000	(179,000)	1,422,000	954,000
Sales and marketing personnel costs	52,000	112,000	83,000	213,000
Sales promotion and marketing expenses	125,000	36,000	183,000	83,000
General and administrative personnel costs	348,000	557,000	627,000	1,141,000
Occupancy costs	168,000	170,000	334,000	335,000
Amortization expense (a)	–	82,000	–	106,000
Impairment of goodwill and intangible assets	–	–	–	225,000
Interest income	(2,000)	(13,000)	(3,000)	(29,000)
Other segment expenses (b)	123,000	93,000	272,000	340,000
Income/(loss) from continuing operations before income taxes	$(259,000)	$(1,216,000)	$(74,000)	$(1,460,000)

(a)	Depreciation expense, amortization expense and asset management fees are not regularly provided to the CODM, however they are components of loss from continuing operations before income taxes and identified as a “specific profit or loss” item and therefore disclosed separately in accordance with the related accounting guidance.
(b)	Other segment expenses include insurance expense, office, software and computer related expenses, bad debt expense, bank and payroll processing fees, and various other general and administrative expenses.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of segment income/loss from continuing operations before taxes to our condensed consolidated loss from continuing operations before taxes.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Digital asset segment loss from continuing operations before taxes	$(279,006,000)	$–	$(857,539,000)	$–
Design segment income (loss) from continuing operations before taxes	(259,000)	(1,216,000)	(74,000)	(1,460,000)
Corporate and other non-segment expenses	(4,692,000)	(606,000)	(9,308,000)	(1,260,000)
Consolidated loss from continuing operations before taxes	$(283,957,000)	$(1,822,000)	$(866,921,000)	$(2,720,000)

Segment assets are shown in the table below and consist of digital assets and accounts receivable.

	March 31,	September 30,
	2026	2025
Digital assets segment	$583,513,000	$1,430,486,000
Design segment	2,042,000	3,380,000
Total segment assets	585,555,000	1,433,866,000
General corporate assets	22,958,000	41,076,000
Total assets	$608,513,000	$1,474,942,000

No customers represented more than 10% of the Company’s consolidated net revenues for the three and six months ended March 31, 2026. Revenues from two design customers represented 36.4% and 36.3% of the Company’s consolidated net revenues for the three and six months ended March 31, 2025, respectively.

Accounts receivable from three design segment customers represented 64.4% and 49.4%, respectively, of the Company’s consolidated accounts receivable at March 31, 2026 and September 30, 2025.

There were no concentrations of revenue or accounts receivable with any customers in our digital assets segment.

NOTE 6	SHAREHOLDERS’ EQUITY

At-the-Market Offering

On September 16, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM”) with Cantor Fitzgerald & Company (“Cantor”), as principal and/or agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of its common stock, having an aggregate offering price of up to $4 billion. Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated September 16, 2025, with the SEC in connection with the offer and sale of shares under the ATM. We pay Cantor a commission of up to 3% of the gross proceeds from each sale of shares under the ATM. During the six months ended March 31, 2026, we sold 312,000 shares of common stock under the ATM for gross proceeds of $7,648,000 and incurred fees related to the ATM of $191,000, which have been recorded as a reduction to additional paid-in capital on the condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Reserved for Future Issuance

At March 31, 2026, the Company had a total of 127,769,478 shares reserved for future issuance as follows: (i) 102,128,488 shares related to the ATM, (ii) 12,264,602 shares related to pre-funded warrants, and (iii) 13,376,388 shares related to other warrants.

Tokenization of Common Stock

In September 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC (“Superstate”) as its co-transfer agent, to give shareholders the ability to tokenize their holdings of the Company’s common stock on the Solana blockchain. Any tokenized shares are recorded and maintained by Superstate and represent the same ownership interests as the corresponding shares of the Company’s common stock. At March 31, 2026, 5,506,301 shares of the Company’s common stock had been tokenized.

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

During the three months ended March 31, 2026, the Company executed open market purchases of 3,050,000 shares at an average cost of $6.48 per share for an aggregate cost of $19,770,000, inclusive of fees, which was recorded as a component of treasury stock. During the six months ended March 31, 2026, the Company executed open market purchases of 4,591,000 shares at an average cost of $6.68 per share for an aggregate cost of $30,652,000, inclusive of fees, which was recorded as a component of treasury stock. Open market share repurchases were facilitated with Galaxy Securities LLC as broker, a related party (See Note 8).

In addition to the open market purchases described above, in March 2026, the Company entered into a privately negotiated repurchase with Multicoin Capital Master Fund, LP (“Multicoin”), an institutional investor and related party (see Note 8), pursuant to which the Company repurchased 6,164,324 shares of its common stock at a price of $4.44 per share for an aggregate cost of $27,370,000.

In April, the Company executed open market purchases of an additional 1,634,918 shares at an average cost of $4.53 per share for an aggregate cost of $7,404,000.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2021 Equity Incentive Plan

On March 3, 2026, shareholders of the Company approved an amendment to increase the shares available for future issuance under the 2021 Equity Incentive Plan to 8,724,667.

Stock Options

In March 2026, the Company granted options to management to purchase an aggregate of 896,606 shares of its common stock at a weighted average exercise price of $10.05 per share. The options vest in quarterly installments over a vesting period ranging from one to four years from the date of grant and expire between 5 and 10 years from the date of the grant. The options have a weighted average grant-date fair value of $3.07 per share and an aggregate grant-date fair value of $2,755,000, which will be recognized, net of forfeitures, ratably over the vesting period.

In March 2026, the Company granted options to non-employee directors to purchase an aggregate of 400,000 shares of its common stock at a weighted average exercise price of $5.02 per share. The options vest in quarterly installments over a period of one year from the date of grant and expire five years from the date of the grant. The options have a weighted average grant-date fair value of $3.06 per share and an aggregate grant-date fair value of $1,223,030, which will be recognized, net of forfeitures, ratably over the vesting period.

In applying the Black-Scholes option pricing model to options granted during the three months ended March 31, 2026, the Company used the following assumptions:

Expected term (years)	2.6 - 6.9
Expected volatility	81.1% - 101.0%
Risk free interest rate	3.6% - 3.9%
Expected dividends	–

The Company recognized compensation expense for stock option awards of $539,000 during the three months ended March 31, 2026, of which $256,000 was recorded as a component of sales and marketing expenses and $283,000 was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. The Company recognized compensation expense for stock option awards of $556,000 during the six months ended March 31, 2026, of which $256,000 was recorded as a component of sales and marketing expenses and $300,000 was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. The Company recognized compensation expense for stock option awards of $26,000 and $46,000 during the three and six months ended March 31, 2025, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations.

As of March 31, 2026, there was $3,476,000 total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

In March 2026, the Company granted to certain members of management 675,996 restricted stock units (“RSUs”) that contain only service conditions for vesting. The RSUs have an aggregate grant date fair value of $3,265,061 based on the closing price of the Company’s common stock on the date of grant and vest in quarterly installments over a period of four years. The Company recognized compensation expense for RSUs of $150,000 in the three and six months ended March 31, 2026. There was no expense related to RSU awards in the three or six months ended March 31, 2025.

As of March 31, 2026, there was $3,115,000 total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.9 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

In March 2026, the Company granted to certain members of management 881,736 restricted stock units that contain both service and performance conditions for vesting (“PSUs”). The PSUs have an aggregate grant date fair value of $4,258,785 based on the closing price of the Company’s common stock on the date of grant. Vesting of the PSUs occurs only if and when certain Company performance measures are achieved. Expense related to PSUs is recognized over the expected period of time to achieve such performance measures only when their achievement is considered probable in accordance with the related accounting guidance. The Company recognized compensation expense for PSUs of $109,000 in the three and six months ended March 31, 2026.

As of March 31, 2026, there was $1,310,000 total unrecognized compensation cost related to nonvested PSUs that is expected to be recognized over a weighted average period of 0.8 years.

NOTE 7	LOSS / EARNINGS PER SHARE

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

A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(283,082,000)	$(1,822,000)	$(868,733,000)	$(2,720,000)
Income from discontinued operations, net of tax	–	370,000	–	560,000
Net loss	$(283,082,000)	$(1,452,000)	$(868,733,000)	$(2,160,000)

Denominator:
Weighted average common shares outstanding	94,925,000	1,101,000	97,035,000	1,101,000
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	94,925,000	1,101,000	97,035,000	1,101,000

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(2.98)	$(1.65)	$(8.95)	$(2.47)
Basic earnings per share from discontinued operations	–	0.33	–	0.51
Basic loss per share	$(2.98)	$(1.32)	$(8.95)	$(1.96)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(2.98)	$(1.65)	$(8.95)	$(2.47)
Diluted earnings per share from discontinued operations	–	0.33	–	0.51
Diluted loss per share	$(2.98)	$(1.32)	$(8.95)	$(1.96)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following options and warrants were excluded from the calculation of diluted earnings per share for the three and six months ended March 31, 2026 and 2025 because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Options	2,275,000	132,000	2,275,000	132,000
Warrants	13,495,000	7,500	13,495,000	7,500
Total potentially dilutive shares	15,770,000	139,500	15,770,000	139,500

NOTE 8	RELATED PARTY TRANSACTIONS

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

As compensation for its services from September 2025 through March 2026, we paid Galaxy fees of approximately $583,000 per month. In March, the Company and Galaxy agreed to extend the Services Agreement to June 2026 and to reduce the monthly fees to $100,000 per month. During the three and six months ended March 31, 2026, the Company incurred fees of $1,407,000 and $3,157,000, respectively, under the Services Agreement, which were recorded as a component of general and administrative expenses - related party on the condensed consolidated financial statements. Amounts due to Galaxy under this agreement totaled $240,000 and $389,000 at March 31, 2026 and September 30, 2025, respectively, which were recorded as a component of accounts payable - related party on the condensed consolidated financial statements.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Asset Management Agreement expires in September 2028 and renews for successive one-year renewal periods unless the Company or the Asset Manager terminates or elects not to continue effectiveness of the Asset Management Agreement. The Asset Management Agreement may be terminated by either party without cause after the initial term or any subsequent renewal period upon 90 days’ prior written notice before the expiration of such term.

During the three and six months ended March 31, 2026, the Company incurred fees of $1,071,000 and $2,765,000, respectively, related to the Asset Management Agreement, which were recorded on the condensed consolidated financial statements as a component of general and administrative expenses - related party. Amounts due to the Asset Manager under this agreement totaled $311,000 and $535,000 at March 31, 2026 and September 30, 2025, respectively, which were recorded as a component of accounts payable - related party on the condensed consolidated financial statements.

Digital Asset Loan Receivable from Galaxy

In November 2025, the Company and Galaxy Digital LLC (“Borrower”) entered into a loan agreement whereby the Company loaned 250,000 SOL to the Borrower. This loan bore interest at an annual rate of 8% and remained outstanding until repayment was requested by the Company. The loan receivable was shown as Loan receivable-digital assets-related party on the condensed consolidated balance sheet and the related interest income is shown as interest income-related party on the condensed consolidated statement of operations. This loan was repaid in January 2026.

Master Digital Currency Loan Agreement with Galaxy

In February 2026, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Galaxy LLC”), under which the Company may borrow digital assets and/or U.S. dollars from Galaxy LLC pursuant to individual loan term sheets (each, a “Loan”). The Loan Agreement establishes the general terms governing such loans, including procedures for loan requests, collateral requirements, borrow fees, callable and term loan structures, margin call and refund provisions, and rehypothecation rights, subject to mutual consent.

In connection with the Loan Agreement, in March 2026, the Company executed five separate Loans in an aggregate amount of $40,000,000, all of which remained outstanding at March 31, 2026 and are included in Loans payable – related party on the condensed consolidated balance sheet. At March 31, 2026, these Loans had a weighted average annual interest rate of 3.4% and maturity dates ranging from 7 days to one year, with $15,000,000 of these Loans having evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement.

In April and May 2026, the Company executed three additional Loans in an aggregate amount of $40,000,000 with an interest rate of 2% and maturity of 7 days, all of which have evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement.

The Loans are secured by approximately 883,000 units of the Company’s fwdSOL, which Galaxy LLC has the right to sell, pledge or rehypothecate per the terms of the Loan Agreement. This portion of the Company’s fwdSOL is presented as Digital assets pledged as collateral with related party on the condensed consolidated financial statements.

Written SOL Option Contracts

During the three months ended March 31, 2026, the Company entered into OTC European-style option contracts referencing the price of SOL with Galaxy Trading Mercury LLC, a related party. Under these contracts, the Company acted as the writer of call and put options and received upfront premiums at inception. The contracts were governed by an ISDA Master Agreement and related Credit Support Annex, which required the Company to post collateral to secure its obligations. All written option contracts expired prior to March 31, 2026. Additional information regarding derivative instruments is provided in Note 11.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Galaxy Securities LLC Agreement

In connection with its share repurchase program (see Note 6) the Company paid $37,000 and $56,000 in fees to Galaxy Securities LLC during the three and six months ended March 31, 2026, which were recorded as a component of Treasury Stock.

Multicoin Share Repurchase

In September 2025, in connection with our private placement transaction, Multicoin invested $114,040,000 for 6,164,000 shares of the Company’s common stock. At the time of the private placement transaction, Kyle Samani was a managing director of Multicoin and was appointed to the board of directors of the Company. In March 2026, the Company’s shareholders elected Mr. Samani to the board of directors of the Company. In March 2026, the Company repurchased 6,164,000 of the shares Multicoin purchased for $27,370,000 (See Note 6).

Buying Agency and Supply Agreement

The Company had a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provided that, upon the terms and subject to the conditions set forth therein, Forward China would act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchased products at Forward China’s cost and, from October 2023 through October 2024, paid Forward China a monthly service fee equal to the sum of (i) $65,833, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Due to the Company’s exit from its retail line of business and decline in the OEM distribution segment business, this sourcing agreement expired October 31, 2024. In November 2024, the Company and Forward China agreed to: (i) extend the sourcing agreement until April 30, 2025, but allow either party to cancel with 30 days’ notice, (ii) reduce the fixed portion of the sourcing fee to $35,000 per month, and (iii) change the payment terms to better align with payments from the Company’s customers. The Sourcing Agreement was extended until May 9, 2025, and was subsequently terminated in connection with the sale of the OEM segment. See Note 3.

In connection with the sale of the OEM segment, effective May 16, 2025, the Company and Terence Wise, who served as the Chief Executive Officer of the Company, the Chairman of the Board of Directors, and a director, entered into a Separation Agreement pursuant to which, Mr. Wise resigned from all of these positions with the Company.

Terence Wise, former Chief Executive Officer and Chairman of the Company, is the owner of Forward China and beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. The Company recorded service fees to Forward China of $133,000 and $292,000 during the three and six months ended March 31, 2025, which were included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for the three and six months ended March 31, 2025. The Company had purchases from Forward China of approximately $1,888,000 and $3,559,000 during the three and six months ended March 31, 2025, respectively.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”), pursuant to which Forward China agreed to convert an aggregate $4,925,000 of amounts due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, in Fiscal 2025 and Fiscal 2024, respectively, Forward China agreed to convert $2,725,000 and $2,200,000, respectively, of amounts due to Forward China into 2,725 shares and 2,200 shares, respectively, of the Company’s Series A-1 Convertible Preferred Stock. In August and September of 2025, all 4,925 outstanding shares of the Series A-1 were converted into 656,666 shares of the Company’s common stock.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bore an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 and $24,000 in the three and six months ended March 31, 2025, respectively. The Company fully paid off this note in September 2025.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2026, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10	LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space and the related expense is recorded in general and administrative expenses on the condensed consolidated financial statements. Total operating lease expense for the three and six months ended March 31, 2026 was $152,000 and $304,000, respectively. Total operating lease expense for the three and six months ended March 31, 2025 was $155,000 and $310,000, respectively. Cash paid for amounts included in operating lease liabilities for the six months ended March 31, 2026 and 2025, which have been included in cash flows from operating activities, was $309,000 and $302,000, respectively.

The Company renewed the term of its Minnesota lease through June of 2031. Payments under this operating lease commence July 1, 2026 and escalate 10% per year. The monthly rent payment is approximately $13,000 per month.

At March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 6.3%.

At March 31, 2026, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2026	$315,000
Fiscal 2027	615,000
Fiscal 2028	583,000
Fiscal 2029	600,000
Fiscal 2030	617,000
Fiscal 2031	591,000
Thereafter	195,000
Total future minimum lease payments	3,516,000
Less imputed interest	(555,000)
Present value of lease liabilities	2,961,000
Less current portion of lease liabilities	(481,000)
Long-term portion of lease liabilities	$2,480,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	DERIVATIVES

During the quarter ended March 31, 2026, the Company entered into OTC European-style option contracts referencing the price of SOL. Under these contracts, the Company acted as the writer of call and put options and received upfront premiums at inception. The options provided the counterparty with the right, but not the obligation, to purchase or sell a specified quantity of SOL at a fixed strike price on the contract expiration date. The contracts were governed by an ISDA Master Agreement and related Credit Support Annex, which required the Company to post collateral to secure its obligations.

The Company recognized a net derivative gain of $269,000 during the three and six months ended March 31, 2026, related to written SOL option contracts, which is presented as Derivative gain, net on the condensed consolidated statement of operations. All written option contracts expired prior to March 31, 2026, and no derivative assets or liabilities were outstanding as of March 31, 2026.

The counterparty to the written option contracts was Galaxy Trading Mercury LLC which is a related party (see Note 8). Information regarding the fair value hierarchy classification and valuation of derivative instruments is provided in Note 2.

NOTE 12	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025
Income taxes payable	$1,812,000	$20,000
Accrued commissions/bonuses	291,000	21,000
Paid time off	222,000	245,000
Professional fees	164,000	270,000
Other	143,000	68,000
Total	$2,632,000	$624,000

NOTE 13	SUBSEQUENT EVENT

On April 27, 2026, the Company invested approximately $2.2 million, through a combination of primary and secondary share purchases, as part of a $5.0 million equity round at a $25.0 million post-money valuation in On Re Ltd., a private tokenized reinsurance company on the Solana blockchain which is incorporated in England and Wales. A small portion of the primary subscription remains subject to regulatory approval from the Bermuda Monetary Authority. In connection with the investment, the Company also committed to purchase up to $25.0 million of the ONyc token, which is built natively and trades exclusively on the Solana blockchain, and which will meaningfully expand On Re's reinsurance underwriting capacity. The Company’s obligation to fund this commitment is subject to the terms and conditions set forth in the applicable investment documentation. If the Company fails to fund this commitment within thirty days of the applicable deadline, lead co-investors would have the right to acquire the Company’s equity stake in On Re at the original subscription price of approximately $2.2 million. The Company has evaluated this commitment in the context of its liquidity planning and believes it has adequate resources to fund this obligation, subject to market conditions.

NOTE 14	RISKS AND UNCERTAINTIES

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 17, 2026, the SEC issued a joint interpretation with the CFTC clarifying the application of the federal securities laws to certain types of crypto assets and transactions involving crypto assets. The interpretation establishes a token taxonomy classifying crypto assets into five categories: (i) digital commodities; (ii) digital collectibles; (iii) digital tools; (iv) stablecoins; and (v) digital securities. The SEC explicitly identified SOL as a “digital commodity” that is not itself a security. Digital commodities are defined as crypto assets that are intrinsically linked to and derive their value from the programmatic operation of a functional crypto system, as well as supply and demand dynamics, rather than from the expectation of profits from the essential managerial efforts of others. The interpretation provides that digital commodities, digital collectibles, and digital tools are not themselves securities, though they may become subject to an investment contract under certain circumstances. The interpretation also clarifies that protocol staking activities do not involve the offer and sale of securities.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the SEC's March 2026 interpretation provides significant clarity regarding the regulatory treatment of SOL and similar digital commodities, it is not federal legislation and uncertainty remains regarding certain aspects of digital asset regulation. A non-security crypto asset may become subject to the federal securities laws if it is offered and sold as part of an investment contract and digital commodities, such as SOL, are subject to federal commodities laws. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken and may take action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).  The following discussion and analysis compares our condensed consolidated results of operations for the three and six months ended March 31, 2026 (the “2026 Quarter” and the “2026 Period”, respectively) with those for the three and six months ended March 31, 2025 (the “2025 Quarter” and the “2025 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our liquidity, capital resources and financial condition, our growth strategy and future business plans, our expectations regarding the acquisition, holding, staking and disposition of digital assets, anticipated trends in the digital asset industry and the Solana ecosystem, and our ability to execute our digital asset treasury strategy. Forward-looking statements can generally be identified by words such as “anticipates,” “intends,” “may,” “might,” “will,” “would,” “should,” “could,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “targets,” “outlook,” “guidance,” “goal,” “objective” and similar expressions, or the negative of such terms, or other comparable terminology.

Forward-looking statements are based on our current expectations, estimates, projections and assumptions regarding our business, the economy, the regulatory environment for digital assets and other future conditions as of the date of this report. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are beyond our control. Our actual results, performance or achievements may differ materially from those contemplated by the forward-looking statements. We caution you therefore against placing undue reliance on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: fluctuations in the price of SOL and other digital assets, which have been and may continue to be highly volatile; regulatory developments affecting digital assets, including potential classification of SOL or other crypto assets as securities under federal or state securities laws; risks related to cybersecurity threats, hacking, phishing and other malicious attacks that could result in the loss, theft or misappropriation of our digital assets; risks related to custody arrangements for our digital assets and the potential loss of private keys; smart contract vulnerabilities, coding errors, security flaws and exploits in blockchain protocols we interact with; risks associated with our participation in DeFi protocols, including liquidation risks, governance risks and protocol failures; concentration risk from our significant holdings in SOL and the Solana ecosystem; the rewards and costs associated with staking or validating transactions, which may fluctuate based on network conditions; operational risks related to our validator infrastructure and third-party service providers; risks related to our At-the-Market offering facility and our ability to access capital markets; competition from other digital asset treasury companies; risks related to our share repurchase program and its impact on liquidity; macroeconomic conditions and their impact on digital asset markets; failure to keep our Registration Statement on Form S-3 effective; our ability to service our debt and other risks and uncertainties described in Item 1A, “Risk Factors” of our 2025 Form 10-K, and in our other filings with the SEC. All forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law, including federal securities laws.

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

Discontinued Operations

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the prior period presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a former related party owned by the Company’s former CEO (see Note 8 to the condensed consolidated financial statements).

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

We have identified the below critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimate and assumption has had or is reasonably likely to have a material effect on the condensed consolidated financial statements. This listing is not a comprehensive list of all our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 of the consolidated financial statements in our Annual Report on 2025 Form 10-K.

Share-Based Compensation

We measure share-based compensation expense related to employee and non-employee director share-based awards based on the estimated fair value of the awards as determined on the date of grant, which is recognized as expense over the requisite service period. We utilize the Black-Scholes option pricing model to estimate the fair value of stock options issued as compensation. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the expected term of the stock option, and the expected volatility of our common stock over the period commensurate with the expected term of the option. Uncontrollable uncertainties, such as fluctuation in interest rates, can have an effect on our Black-Scholes estimate calculations. Such fluctuations and other unforeseen changes in inputs could have a material impact on the selling, general and administrative expenses within our financial statements.

Certain equity grants vest upon the achievement of specified performance conditions. Compensation expense is recognized over the estimated service period if it is determined that achievement of the performance condition is probable. Estimating the probability and timing of achieving performance conditions is subjective and requires a significant amount of judgment. Changes to these estimates and the actual timing of any performance conditions achieved as compared to these estimates could have a material impact on the selling, general and administrative expenses within our financial statements.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

2026 Quarter Highlights

•	Revenues increased more than four times to $13.0 million in the 2026 Quarter compared to $3.1 million in the 2025 Quarter, largely driven by our new digital asset treasury strategy.

•	Gross margin increased significantly, from a negative 5.7% in the 2025 Quarter to 70.0% in the 2026 Quarter, driven by the high margin staking revenue generated by our digital asset treasury strategy.

•	We repurchased 9,215,000 shares of our common stock during the 2026 Quarter at a cost of $47,139,000, reducing our shares outstanding by 10.1% from December 31, 2025.

•	We secured $40 million in debt financing through Galaxy Digital LLC with a weighted average interest rate of 3.4% per year, providing access to capital at a cost that is advantageous relative to other companies in our business.

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter. Dollar amounts and percentages have been rounded to approximate values.

	Consolidated Results of Operations
	2026 Quarter	2025 Quarter	Change ($)	Change (%)
Revenues, net	$12,961,000	$3,123,000	$9,838,000	315.0%
Cost of sales	3,889,000	3,302,000	587,000	17.8%
Gross profit	9,072,000	(179,000)	9,251,000	(5168.2%	)
Sales and marketing expenses	570,000	148,000	422,000	285.1%
General and administrative expenses	6,061,000	1,495,000	4,566,000	305.4%
Loss on digital assets	201,706,000	–	201,706,000	–
Impairment of digital assets	85,093,000	–	85,093,000	–
Derivative gain, net	(269,000)	–	(269,000)	–
Operating loss	(284,089,000)	(1,822,000)	(282,267,000)	15492.2%
Interest income, net	(191,000)	(13,000)	(178,000)	1369.2%
Interest expense, net	59,000	12,000	47,000	391.7%
Other expense, net	–	1,000	(1,000)	–
Benefit from income taxes	(875,000)	–	(875,000)	–
Loss from continuing operations	$(283,082,000)	$(1,822,000)	$(281,260,000)	15436.9%

The discussion that follows below provides further details about our results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter.

The increase in net revenues from the 2025 Quarter to the 2026 Quarter resulted from $9,334,000 in staking and other related revenue generated by our digital assets segment and $504,000 increase in design segment revenue, primarily attributable to the net increase in volume of work and projects with existing and new customers.

Our gross profit increased and gross margin increased from a negative 5.7% in the 2025 Quarter to 70.0% in the 2026 Quarter. The increase in both gross profit and gross margin resulted from the high margin staking revenue generated by our digital assets segment, which generated gross profit of $8,517,000 and gross margin of 91.2%. In the design segment, gross profit increased $734,000 and gross margin increased from a negative 5.7% in the 2025 Quarter to 15.3% in the 2026 Quarter driven by improved utilization and cost cutting measures implemented in January and June of 2025.

Sales and marketing expenses increased primarily due to personnel costs, including $256,000 of non-cash share-based compensation expense, and increased marketing spend, both related to our new digital asset treasury strategy.

Digital assets general and administrative expenses include $1,107,000 of asset management and related fees. Corporate general and administrative expenses increased $3,722,000 due to higher professional fees related to our services agreement with Galaxy, higher investor relations spending and higher personnel costs associated with hiring personnel necessary to execute our new digital assets treasury strategy, including $542,000 of non-cash share-based compensation expense. Design segment general and administrative expenses decreased $263,000 due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The loss on digital assets in the 2026 Quarter of $201,706,000 was driven by the reduction in the fair value of our digital assets resulting from the decline in the market value of SOL. The impairment charge of $85,093,000 relates to our holdings of fwdSOL and is also driven by the decline in market value of SOL. These amounts reflect the volatility inherent in digital asset holdings and the Company’s accounting policy that does not permit the reversal of impairment losses even if fair values subsequently increase. The derivative gain is the net impact of written SOL option contracts during the 2026 Quarter. The change in interest income, net is due to non-cash interest income of $114,000 related to loaned SOL plus an increase in cash interest income of $64,000 related to higher cash balances during the 2026 Quarter compared to the 2025 Quarter. Interest expense – related party of $59,000 represents interest expense on the $40,000,000 loan payable with Galaxy Digital LLC.

The income tax benefit in the 2026 Quarter resulted from the reversal of income tax expense recorded in the first quarter of fiscal 2026 resulting from the recently completed section 382 tax study, partially offset by taxable income generated in the 2026 Quarter for which NOLs may not be available to offset. In the 2025 Quarter, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards.

Consolidated basic and diluted loss per share from continuing operations were $2.98 and $1.65 for the 2026 Quarter and the 2025 Quarter, respectively.

2026 Period Highlights

•	Revenues increased more than four times to $34.4 million in the 2026 Period compared to $7.7 million in the 2025 Period, largely driven by our new digital asset treasury strategy.

•	Gross margin increased significantly from 12.3% in the 2025 Period to 75.4% in the 2026 Period, driven by the high margin staking revenue generated by our digital asset treasury strategy.

•	We repurchased 10,755,000 shares of our common stock during the 2026 Period at a cost of $58,022,000, reducing our shares outstanding by 11.4% from September 30, 2025.

•	We secured $40 million in debt financing through Galaxy Digital LLC with a weighted average interest rate of 3.4% per year, providing access to capital at a cost that is advantageous relative to other companies in our business.

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2026 Period as compared to the 2025 Period. Dollar amounts and percentages have been rounded to approximate values.

	Consolidated Results of Operations
	2026 Period	2025 Period	Change ($)	Change (%)
Revenues, net	$34,396,000	$7,747,000	$26,649,000	344.0%
Cost of sales	8,475,000	6,793,000	1,682,000	24.8%
Gross profit	25,921,000	954,000	24,967,000	2617.1%
Sales and marketing expenses	1,105,000	308,000	797,000	258.8%
General and administrative expenses	12,759,000	3,141,000	9,618,000	306.2%
Loss on digital assets	761,919,000	–	761,919,000	–
Impairment of digital assets	118,137,000	–	118,137,000	–
Derivative gain, net	(269,000)	–	(269,000)	–
Goodwill impairment	–	225,000	(225,000)	(100.0%	)
Operating loss	(867,730,000)	(2,720,000)	(865,010,000)	31801.8%
Interest income, net	(868,000)	(29,000)	(839,000)	2893.1%
Interest expense, net	59,000	24,000	35,000	145.8%
Other expense, net	–	5,000	(5,000)	(100.0%	)
Provision for income taxes	1,812,000	–	1,812,000	–
Loss from continuing operations	$(868,733,000)	$(2,720,000)	$(866,013,000)	31838.7%

The discussion that follows below provides further details about our results from continuing operations for the 2026 Period as compared to the 2025 Period.

The increase in net revenues from the 2025 Period to the 2026 Period resulted from $26,715,000 in staking and other related revenue generated by our digital assets segment and was partially offset by a $66,000 decline in design segment revenue, primarily attributable to the loss of a major design customer in December 2024 and partially offset by the net increase in volume of work and projects with other customers.

Our gross profit increased and gross margin increased from 12.3% in the 2025 Period to 75.4% in the 2026 Period. The increase in both gross profit and gross margin resulted from the high margin staking revenue generated by our digital assets segment, which generated gross profit of $24,500,000 and gross margin of 91.7%. In the design segment, gross profit increased $467,000 and gross margin increased from 12.3% in the 2025 Period to 18.5% in the 2026 Period driven by improved utilization and cost cutting measures implemented in January and June of 2025.

Sales and marketing expenses increased $839,000 due to increased outside marketing spend and marketing personnel costs related to our new digital asset treasury strategy, including $256,000 of non-cash share-based compensation expense, which was partially offset by a $42,000 reduction in design segment marketing expenses, driven by cost reduction efforts, including lower personnel costs and lower marketing spend.

Digital assets general and administrative expenses include $2,846,000 of asset management and related fees. Corporate general and administrative expenses increased $7,449,000 due to higher professional fees related to our services agreement with Galaxy, higher investor relations spending and higher personnel costs associated with hiring personnel necessary to execute our new digital assets treasury strategy, including $559,000 of non-cash share-based compensation expense. Design segment general and administrative expenses decreased $676,000 due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During the 2025 Period, the Company recorded a design segment goodwill impairment charge of $225,000 related to the IPS reporting unit. This impairment charge resulted from recurring impairment testing and was driven by a reduction in expected future performance of the reporting unit.

The loss on digital assets in the 2026 Period of $761,919,000 was driven by the reduction in the fair value of our digital assets resulting from the decline in the market value of SOL. The impairment charge of $118,137,000 relates to our holdings of fwdSOL and is also driven by the decline in market value of SOL. These amounts reflect the volatility inherent in digital asset holdings and the Company’s accounting policy that does not permit the reversal of impairment losses even if fair values subsequently increase. The derivative gain is the net impact of written SOL option contracts during the 2026 Period. The change in interest income, net is due to non-cash interest income of $594,000 related to loaned SOL plus an increase in cash interest income of $245,000 related to higher cash balances during the 2026 Period compared to the 2025 Period.

The income tax provision in the 2026 Period resulted from taxable income generated for which NOLs may not be available to offset due to certain IRS limitations. For the 2025 Period, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards.

Consolidated basic and diluted loss per share from continuing operations were $8.95 and $2.47 for the 2026 Period and the 2025 Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our recent financings, our primary source of liquidity has been our operations. Following our strategic pivot to a digital asset treasury strategy in September 2025, our liquidity profile has fundamentally changed. While we anticipate that our current liquidity and financial resources will remain adequate to manage our operating and financial requirements for at least the next twelve months from the date of this filing, this assessment assumes that we will be able to liquidate digital assets in amounts and at times necessary to meet our obligations, which may not be possible during periods of market stress or reduced liquidity. Additionally, our liquidity assessment does not account for potential margin calls or collateral requirements that may arise from our DeFi activities, lending arrangements, or borrowing against pledged digital assets. Our ability to maintain adequate liquidity depends on various factors including the market value of our digital assets, our ability to liquidate digital assets when needed, the parameters of our share repurchase program and our ongoing operating expenses.

At March 31, 2026, we had negative working capital of approximately $33.0 million. At April 30, 2026, our cash balance was approximately $20.0 million. The Company believes this negative working capital position does not raise substantial doubt about its ability to continue as a going concern because of our significant digital asset holdings, access to our ATM facility, and our ability to liquidate digital assets as needed to meet our obligations.

From October 1, 2025 through April 30, 2026, we repurchased 12,390,000 shares for an aggregate cost of $65,427,000, inclusive of fees.

In February 2026, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Galaxy LLC”), under which the Company may borrow digital assets and/or U.S. dollars from Galaxy LLC pursuant to individual loan term sheets (each, a “Loan”). The Loan Agreement establishes the general terms governing such loans, including procedures for loan requests, collateral requirements, borrow fees, callable and term loan structures, margin call and refund provisions, and rehypothecation rights, subject to mutual consent.

In connection with the Loan Agreement, from March through May 2026, the Company executed eight separate Loans in an aggregate amount of $80,000,000, all of which remains outstanding as of the filing date of this report. These Loans have a weighted average interest rate of 2.7% and maturity dates ranging from 7 days to 1 year, with $55,000,000 of these Loans having evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement. The Loans are secured by the Company’s fwdSOL, which Galaxy LLC has the right to sell, pledge or rehypothecate per the terms of the Loan Agreement.

On April 27, 2026, the Company invested approximately $2.2 million, through a combination of primary and secondary share purchases, as part of a $5.0 million equity round at a $25.0 million post-money valuation in On Re Ltd, a private tokenized reinsurance company on the Solana blockchain which is incorporated in England and Wales. A small portion of the investment remains subject to regulatory approval from the Bermuda Monetary Authority. In connection with the investment, the Company also committed to purchase up to $25.0 million of the ONyc token, which is built natively and trades exclusively on the Solana blockchain, and which will meaningfully expand On Re’s reinsurance underwriting capacity. The Company’s obligation to fund this commitment is subject to the terms and conditions set forth in the applicable investment documentation. If the Company fails to fund this commitment within thirty days of the applicable deadline, lead co-investors would have the right to acquire the Company’s equity stake in On Re at the original subscription price of approximately $2.2 million. The Company has evaluated this commitment in the context of its liquidity planning and believes it has adequate resources to fund this obligation, subject to market conditions.

If we have the opportunity to make other strategic acquisitions or investments in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity.

Cash Flows

During the 2026 Period and 2025 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Period, cash used in operating activities of $12,728,000 resulted from a net loss of $868,733,000, non-cash net digital asset revenue of $25,093,000, an increase in prepaid expenses and other current assets of $1,673,000, and a decrease in accounts payable and related party payables of $530,000 partially offset by the loss on digital assets of $761,919,000, the digital asset impairment charge of $118,137,000, an increase in accrued expenses and other liabilities $2,009,000, non-cash charges for depreciation, amortization and share-based compensation of $864,000, and the net change in other operating assets and liabilities of $372,000.

During the 2025 Period, cash used in operating activities of $972,000 resulted from a net loss of $2,160,000, a decrease in accrued expenses and other current liabilities of $153,000 and net cash used in discontinued operations of $92,000, partially offset by non-cash expenses of $462,000 related to depreciation, amortization, share-based compensation, credit loss expense and goodwill impairment and a decrease in accounts receivable and contract assets of $912,000 and the net change in other operating assets and liabilities of $59,000.

Investing Activities

Cash provided by investing activities in the 2026 Period consisted of proceeds from the sale of digital assets of $338,068,000, offset by purchases of digital assets of $335,977,000 and purchases of property and equipment of $3,000. Cash used in investing activities in the 2025 Period of $7,000 resulted from purchases of property and equipment.

Financing Activities

Cash used in financing activities in the 2026 Period consisted of share repurchases of $58,022,000, fees associated with financing activities of $230,000 and deferred financing costs associated with our ATM of $144,000, partially offset by proceeds from loans payable of $40,000,000, net proceeds from the ATM of $7,457,000 and proceeds from stock options exercised of $45,000. There was no cash used in or provided by financing activities in the 2025 Period.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 8 to the unaudited condensed consolidated financial statements contained herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2026, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2025 Form 10-K for the fiscal year ended September 30, 2025. The risk factors set forth below, together with those previously disclosed in our 2025 Form 10-K, constitute important cautionary statements and qualifications with respect to the forward-looking statements and other representations contained in this Quarterly Report on Form 10-Q. While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practicable under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the 2025 Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

The Company has incurred significant indebtedness under a loan agreement with Galaxy Digital LLC, secured by the Company’s SOL holdings, to fund share repurchases and other corporate purposes. This strategy exposes the Company to substantial risks related to margin calls, failure to make interest payments, loan defaults, and forced liquidation of its collateral.

On February 27, 2026, the Company entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (“Galaxy”), under which Galaxy may extend loans of digital currency or U.S. dollars (“Dollars”) to the Company in its sole discretion. The Company has used Dollar loan proceeds to repurchase shares of its common stock and other corporate purposes. These obligations are secured exclusively by the Company’s SOL holdings, over which Galaxy holds a first priority security interest. This strategy subjects the Company to significant risks that could materially adversely affect its financial condition, results of operations, and stock price.

SOL’s market price is highly volatile. If the value of the Company’s SOL collateral falls below the margin call rate, Galaxy may require additional collateral to restore the initial level within one business day. If collateral value falls below an urgent margin call rate, the Company may have as little as six hours to post additional collateral or repay outstanding principal. There is no assurance the Company will have sufficient SOL or other eligible assets to satisfy margin calls, acquire additional collateral, or pay down principal.

The Company may not generate sufficient cash flow to service its debt. Under the Loan Agreement, failure to repay borrowed amounts, make interest payments, pay fees, or provide additional collateral constitutes an event of default. Upon default, Galaxy may accelerate all amounts due, terminate the agreement, and liquidate, convert, or otherwise realize upon the pledged SOL without notice. Galaxy also has partial liquidation rights to restore the loan-to-value ratio if the Company fails to meet margin calls. Any liquidation could occur when SOL prices are depressed or markets are illiquid, resulting in significant losses. Galaxy may enter into hedging transactions, the costs and losses of which the Company would bear. Forced sales could also trigger adverse tax consequences.

The regulatory treatment of digital assets remains uncertain. If legal changes eliminate or materially impair a party’s ability to own or transfer digital currency used as collateral, the Company may be required to settle in Dollars at prices determined under the Loan Agreement, and the agreement would terminate. Such changes could impair the collateral’s value or restrict the Company’s ability to hold or transact in SOL.

Because debt-funded share repurchases do not generate revenue or cash flow to service indebtedness, leverage amplifies these risks. The loan facility also contains termination triggers unrelated to payment defaults—including equity declines exceeding specified thresholds or changes in key management—that could allow acceleration of all outstanding obligations. In an extreme scenario, declining SOL values combined with margin call failures or a default could result in loss of all or substantially all SOL holdings, acceleration of indebtedness, and potential insolvency.

A default under the Company’s Loan Agreement could render the Company ineligible to use Registration Statement on Form S-3 for securities offerings, which would materially impair the Company’s ability to raise capital in the public markets.

The Company currently relies on the availability of Form S-3 registration statements under the Securities Act of 1933 (the “Securities Act”), to conduct primary and secondary offerings of its securities and to facilitate its share repurchase program. Eligibility to use Form S-3 is conditioned upon, among other things, the Company’s compliance with the timely filing requirements and other registrant eligibility conditions set forth in General Instruction I.B of Form S-3, including that the Company has not failed to pay any dividend or sinking fund installment on preferred stock, or defaulted on any installment on indebtedness for borrowed money, or on any material lease, since the end of the last fiscal year.

If the Company were to default on its obligations under the Loan Agreement -including any failure to make required interest or principal payments, satisfy margin calls, or comply with other covenants - such default could cause the Company to fail to satisfy the registrant eligibility requirements of Form S-3. In such event, the Company would be required to conduct any future public offerings of its securities on Form S-1, which is subject to more extensive disclosure requirements, longer SEC review periods, and greater time and expense to prepare. The loss of Form S-3 eligibility would significantly impair the Company’s flexibility to access the capital markets on a timely and cost-effective basis, which could adversely affect the Company’s ability to fund operations, pursue strategic opportunities, or respond to adverse business conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, that were not previously disclosed in a Current Report on Form 8-K.

Share Repurchases

In November 2025, the Company’s Board of Directors authorized a share repurchase program permitting the Company to purchase up to $1 billion of its common stock through September 30, 2027. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Exchange Act. The Company may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

During the three months ended March 31, 2026, the Company executed open market purchases of 3,050,000 shares at an average cost of $6.48 per share for an aggregate cost of $19,770,000, inclusive of fees, which was recorded as a component of treasury stock. During the six months ended March 31, 2026, the Company executed open market purchases of 4,591,000 shares at an average cost of $6.68 per share for an aggregate cost of $30,652,000, inclusive of fees, which was recorded as a component of treasury stock.

In addition to the open market purchases described above, in March 2026, the Company entered into a privately negotiated transaction with an institutional investor and related party pursuant to which the Company repurchased 6,164,324 shares of its common stock at a price of $4.44 per share for an aggregate cost of $27,370,000.

As of March 31, 2026, approximately $942.0 million remained available for future purchases under the share repurchase program.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 31, 2026:

Period	Total number of shares purchased	Weighted average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026	1,790,235	$7.54	1,790,235	$975,612,749
February 1, 2026 through February 28, 2026	596,904	5.31	596,904	972,445,791
March 1, 2026 through March 31, 2026	6,827,516	4.46	6,827,516	941,977,913
Total	9,214,655		9,214,655

(1) The weighted average price paid per share includes broker commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

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

Dated:  May 14, 2026

FORWARD INDUSTRIES, INC.

By: /s/ Michael Pruitt

Michael Pruitt

Interim Chief Executive Officer

(Principal Executive Officer)

By: /s/ Mark Brazier

Mark Brazier

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 4, 2026, by and between Forward Industries, Inc., a Texas corporation and Forward Industries, Inc., a New York corporation	8-K	3/9/26	2.1
3.1	Certificate of Formation of Forward Industries, Inc.	8-K	3/9/26	3.1
3.2	Bylaws of Forward Industries, Inc.	8-K	3/9/26	3.2
10.1	2021 Equity Incentive Plan*	8-K	12/23/20	4.1
10.1(a)	Amendment No. 1 to the 2021 Equity Incentive Plan*	S-8	9/18/25	4.2
10.1(b)	Amendment No. 2 to the 2021 Equity Incentive Plan*	8-K	3/9/26	10.1
10.2	Securities Repurchase Agreement, dated March 18, 2026	8-K	3/19/26	10.1
10.3	Master Digital Currency Loan Agreement	8-K	3/19/26	10.2
10.4	Offer Letter - Mark Brazier*				Filed
10.5	Offer Letter - Ryan Navi*				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certifications (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ______________________

*  Management compensatory agreement or arrangement.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 111 Congress Avenue, Suite 500, Austin, TX 78701; Attention: Corporate Secretary.

