Form 10-Q
period 2026-06-30
Forward Industries, Inc.
filed 2026-08-12
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 73,846,883 shares of the registrant’s common stock outstanding as of August 3, 2026.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$10,965,165	$38,166,973
Marketable equity securities, at fair value	2,317,500	–
Accounts receivable, net of allowances for credit losses of $97,964 and $92,358 as of June 30, 2026 and September 30, 2025, respectively	1,916,677	1,635,171
Contract assets	476,175	1,064,264
Digital assets receivable - related party	134,729	–
Derivative assets	4,925,557	–
Prepaid expenses and other current assets	1,383,828	355,548
Total current assets	22,119,631	41,221,956

Digital assets	335,848,635	1,430,486,289
Digital assets - restricted	1,217,050	–
Digital assets pledged as collateral with related party	239,518,295	–
Investment	1,900,943	–
Property and equipment, net	57,955	124,331
Operating lease right-of-use assets, net	814,027	2,303,776
Other assets	1,058,128	806,137
Total assets	$602,534,664	$1,474,942,489

Liabilities and shareholders’ equity

Current liabilities:
Loans payable - related party	$105,000,000	$–
Loans payable - digital assets	12,519,409	–
Accounts payable	283,510	433,044
Accounts payable - related party	553,787	923,513
Deferred income	504,879	292,525
Derivative liabilities	7,344,162	–
Current portion of operating lease liability	437,725	450,949
Accrued expenses and other current liabilities	1,130,726	623,512
Total current liabilities	127,774,198	2,723,543

Other liabilities:
Operating lease liability, less current portion	549,254	2,094,079
Total liabilities	128,323,452	4,817,622

Commitments and contingencies (See Notes 4, 10 and 11)

Shareholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,163,107 and 73,846,883 shares issued and outstanding, respectively, at June 30, 2026; 86,145,514 shares issued and outstanding at September 30, 2025	871,631	861,455
Treasury Stock, at cost, 13,316,224 and 0 shares at June 30, 2026 and September 30, 2025, respectively	(69,862,786)	–
Additional paid-in capital	1,667,506,242	1,655,874,892
Accumulated deficit	(1,124,303,875)	(186,611,480)
Total shareholders’ equity	474,211,212	1,470,124,867
Total liabilities and shareholders’ equity	$602,534,664	$1,474,942,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$10,779,711	$2,494,769	$45,176,076	$10,242,151
Cost of sales	4,075,748	3,115,727	12,550,687	9,908,850
Gross profit	6,703,963	(620,958)	32,625,389	333,301

Sales and marketing expenses	639,023	139,683	1,743,907	447,608
General and administrative expenses	5,767,407	1,799,140	12,604,049	4,940,264
General and administrative expenses - related party	1,025,354	–	6,947,775	–
Loss on digital assets	49,753,227	–	811,671,684	–
Impairment of digital assets	15,221,955	–	133,359,324	–
Derivative loss, net	4,560,874	–	4,291,848	–
Goodwill impairment	–	–	–	225,000
Operating loss	(70,263,877)	(2,559,781)	(937,993,198)	(5,279,571)

Interest income	(72,205)	(6,964)	(390,873)	(35,506)
Interest income - related party	–	–	(549,282)	–
Interest expense - related party	516,937	12,099	576,353	35,901
Gain on change in fair value of marketable equity securities	(17,336)	–	(17,336)	–
Gain on change in fair value of warrant liability	–	(160,223)	–	(160,223)
Other (income)/ expense, net	–	(340)	–	4,594
Loss from continuing operations before income taxes	(70,691,273)	(2,404,353)	(937,612,060)	(5,124,337)
(Benefit from) / provision for income taxes	(1,732,100)	–	80,335	–
Loss from continuing operations	(68,959,173)	(2,404,353)	(937,692,395)	(5,124,337)
Income from discontinued operations, net of tax	–	1,554,331	–	2,114,639
Net loss	(68,959,173)	(850,022)	(937,692,395)	(3,009,698)

Deemed dividend on Series B Convertible Preferred Stock	–	(10,278)	–	(10,278)
Net loss attributable to common shareholders	$(68,959,173)	$(860,300)	$(937,692,395)	$(3,019,976)

Basic (loss)/earnings per share :
Basic loss per share from continuing operations	$(0.80)	$(2.17)	$(10.02)	$(4.65)
Basic earnings per share from discontinued operations	–	1.40	–	1.92
Basic loss per share	$(0.80)	$(0.77)	$(10.02)	$(2.73)

Diluted (loss)/earnings per share:
Diluted loss per share from continuing operations	$(0.80)	$(2.17)	$(10.02)	$(4.65)
Diluted earnings per share from discontinued operations	–	1.40	–	1.92
Diluted loss per share	$(0.80)	$(0.77)	$(10.02)	$(2.73)

Weighted average common shares outstanding:
Basic	86,694,282	1,113,670	93,587,982	1,105,269
Diluted	86,694,282	1,113,670	93,587,982	1,105,269

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended June 30, 2026

	Series A-1 Convertible		Series B Convertible						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2025	–	$–	–	$–	86,145,514	$861,455	–	–	$1,655,874,892	$(186,611,480)	$1,470,124,867
Share-based compensation	–	–	–	–	–	–	–	–	17,159	–	17,159
Proceeds from ATM, net	–	–	–	–	311,951	3,120	–	–	7,454,066	–	7,457,186
Proceeds from stock options exercised	–	–	–	–	7,000	70	–	–	26,040	–	26,110
Share repurchases	–	–	–	–	–	–	(1,540,193)	(10,882,955)	–	–	(10,882,955)
Fees related to Securities Purchase Agreement	–	–	–	–	–	–	–	–	(229,699)	–	(229,699)
Net loss	–	–	–	–	–	–	–	–	–	(585,651,086)	(585,651,086)

Balance at December 31, 2025	–	–	–	–	86,464,465	864,645	(1,540,193)	(10,882,955)	1,663,142,458	(772,262,566)	880,861,582
Share-based compensation	–	–	–	–	–	–	–	–	797,864	–	797,864
Proceeds from stock options exercised	–	–	–	–	5,000	50	–	–	18,600	–	18,650
Share repurchases	–	–	–	–	–	–	(9,214,655)	(47,139,381)	–	–	(47,139,381)
Exercise of Pre-Funded Warrants	–	–	–	–	600,000	6,000	–	–	(5,994)	–	6
Net loss	–	–	–	–	–	–	–	–	–	(283,082,136)	(283,082,136)

Balance at March 31, 2026	–	$–	–	$–	87,069,465	$870,695	(10,754,848)	$(58,022,336)	$1,663,952,928	$(1,055,344,702)	$551,456,585
Share-based compensation	–	–	–	–	–	–	–	–	3,129,693	–	3,129,693
Proceeds from ATM, net	–	–	–	–	93,642	936	–	–	423,621	–	424,557
Share repurchases	–	–	–	–	–	–	(2,561,376)	(11,840,450)	–	–	(11,840,450)
Net loss	–	–	–	–	–	–	–	–	–	(68,959,173)	(68,959,173)
Balance at June 30, 2026	–	$–	–	$–	87,163,107	$871,631	(13,316,224)	$(69,862,786)	$1,667,506,242	$(1,124,303,875)	$474,211,212

	For the Nine Months Ended June 30, 2025

	Series A-1 Convertible		Series B Convertible						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2024	2,200	$2,200,000	–	$–	1,101,069	$11,011	–	–	$20,393,163	$(19,637,140)	$2,967,034
Share-based compensation	–	–	–	–	–	–	–	–	20,328	–	20,328
Net loss	–	–	–	–	–	–	–	–	–	(708,065)	(708,065)
Balance at December 31, 2024	2,200	2,200,000	–	–	1,101,069	11,011	–	–	20,413,491	(20,345,205)	2,279,297
Share-based compensation	–	–	–	–	–	–	–	–	26,121	–	26,121
Net loss	–	–	–	–	–	–	–	–	–	(1,451,611)	(1,451,611)
Preferred stock issued in connection with conversion of accounts payable to Forward China	2,725	2,725,000	–	–	–	–	–	–	–	–	2,725,000
Balance at March 31, 2025	4,925	4,925,000	–	–	1,101,069	11,011	–	–	20,439,612	(21,796,816)	3,578,807
Share-based compensation	–	–	–	–	–	–	–	–	39,345	–	39,345
Net loss	–	–	–	–	–	–	–	–	–	(850,022)	(850,022)
Issuance of preferred stock, net of issuance costs	–	–	1,000,000	10,000	–	–	–	–	397,835	–	407,835
Common stock issued in connection with ELOC	–	–	–	–	24,929	249	–	–	174,751	–	175,000
Balance at June 30, 2025	4,925	$4,925,000	1,000,000	$10,000	1,125,998	$11,260	–	$–	$21,051,543	$(22,646,838)	$3,350,965

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(937,692,395)	$(3,009,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,944,716	85,794
Depreciation and amortization	69,740	249,515
Credit loss expense	5,606	29,073
Loss on digital assets	811,671,684	–
Impairment of digital assets	133,359,324	–
Non-cash digital asset revenue, net	(31,106,976)	–
Loss on derivatives, net	4,291,848	–
Goodwill impairment	–	225,000
Gain on change in fair value of marketable equity securities	(17,336)	–
Gain on change in fair value of warrant liability	–	(160,223)
Gain on sale of OEM segment	–	(1,405,972)
Changes in operating assets and liabilities:
Accounts receivable	(287,112)	1,085,858
Contract assets	588,089	548,088
Prepaid expenses and other current assets	(1,028,280)	(704)
Other assets	(9,462)	–
Accounts payable	(149,534)	105,230
Accounts payable-related party	(369,726)	–
Deferred income	212,354	(89,463)
Net changes in operating lease liabilities	(68,300)	2,674
Accrued expenses and other current liabilities	507,214	(260,655)
Net cash used in operating activities-continuing operations	(16,078,546)	(2,595,483)
Net cash provided by operating activities-discontinued operations	–	396,153
Net cash used in operating activities	(16,078,546)	(2,199,330)

Investing Activities:
Purchases of property and equipment	(3,364)	(25,777)
Purchases of digital assets	(386,292,183)	–
Sales of digital assets	337,989,840	–
Purchase of marketable equity securities	(2,300,164)	–
Purchase of investment	(1,900,943)	–
Premiums paid on derivatives	(9,481,156)	–
Premiums received on derivatives	8,273,213	–
Cash paid for sale of OEM segment	–	(200,000)
Net cash used in investing activities	(53,714,757)	(225,777)

Financing Activities:
Proceeds from loans payable-related party	112,500,000	–
Payments of loans payable-related party	(7,500,000)	–
Fees associated with Securities Purchase Agreement	(229,699)	–
Proceeds from ATM, net	7,881,743	–
Proceeds from stock options exercised	44,760	–
Treasury stock purchases	(69,862,786)	–
Exercise of pre-funded warrants	6	–
Deferred financing costs associated with ATM	(242,529)	–
Proceeds from issuance of preferred stock and warrants, net of related issuance costs	–	970,946
Deferred financing costs associated with equity line of credit	–	(59,802)
Net cash provided by financing activities	42,591,495	911,144

Net decrease in cash	(27,201,808)	(1,513,963)
Cash at beginning of period	38,166,973	2,777,125
Cash at end of period	$10,965,165	$1,263,162

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$372,639	$35,901
Cash paid for taxes	136,775	15,950

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Operating lease assets obtained in exchange for operating lease liabilities	653,310	157,424
Digital assets pledged as collateral	264,757,655	–
Conversion of accounts payable to convertible preferred stock	–	2,725,000
Digital assets received in exchange for loan payable	12,519,409	–
Fair value of commitment shares issued for equity line of credit	–	175,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             OVERVIEW

Background and Nature of Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a Solana (“SOL”) focused digital asset treasury company, with the strategy to buy, hold, stake, trade, invest in, and grow SOL and SOL related digital assets, protocols and businesses. Our mission is to expand and strengthen the Solana ecosystem by acquiring and staking SOL and engaging with, providing tools to and investing in the Solana protocol, Solana developers and Solana related projects in order to increase shareholder value. In connection with a private placement transaction in September 2025, we launched our digital asset treasury strategy, which we have been executing to date by holding SOL, staking SOL, operating a SOL validator, investing in SOL ecosystem participants, engaging in SOL decentralized finance (“DeFi”) and actively repurchasing shares of our common stock.

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

Discontinued Operations

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the prior period presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a former related party owned by the Company’s former CEO (see Note 9).

Unless otherwise noted, amounts related to these discontinued operations are excluded from the disclosures presented herein. See Note 3 for more information on these discontinued operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $1,124,304,000 and negative working capital of $105,655,000 at June 30, 2026, incurred a net loss of $937,692,000 and used $16,079,000 of cash in operating activities during the nine months ended June 30, 2026. The Company had a cash balance of approximately $4,500,000 at August 3, 2026.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on our forecasted cash flows, we believe our existing cash balance, digital asset holdings, and access to our ATM facility will be sufficient to meet our liquidity needs through at least August 2027.

NOTE 2             ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and all of its wholly-owned subsidiaries: Forward Industries (IN), Inc. (“Forward US”), DE Sub 1 LLC (“Forward Delaware”), Forward Investments 1, LLC (“Forward Investments”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”) and Kablooe, Inc. (“Kablooe”). In May 2025, the Company sold all of its equity interests in Forward Switzerland and Forward UK.  As a result, our operating results for the three and nine months ended June 30, 2026 do not include operating results of either of these entities. The terms “Forward”, “we”, “our” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In March 2026, the Company’s shareholders approved a proposal to change the Company’s state of incorporation from New York to Texas. This reincorporation was carried out by means of merger of Forward with and into a wholly-owned Texas subsidiary.

In April 2026, the Company invested approximately $1.9 million, through a combination of primary and secondary share purchases, in On Re Ltd (“On Re”), a private tokenized reinsurance company on the Solana blockchain. An additional $266,000 primary subscription remains subject to regulatory approval from the Bermuda Monetary Authority. The Company’s investment in On Re is accounted for under the cost method (see Note 4).

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

Segment Reporting

As a result of the Company’s digital asset treasury strategy and the OEM Plan, the Company now has two reportable segments: digital assets and design. The digital assets segment captures SOL-based yield generated by participating in the Solana network’s staking protocol, which currently comprises rewards received from native staking. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 6 for additional information on our segments.

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

The Company has developed fwdSOL, a Liquid Staking Token (“LST”) in collaboration with Socean Labs Inc. on the Solana blockchain.  fwdSOL allows Forward and other SOL holders to stake native SOL and continue earning staking rewards while receiving and using fwdSOL elsewhere in the Solana ecosystem. fwdSOL is backed by SOL staked on Forward Industries’ institutional grade validator infrastructure which automatically accrues staking rewards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consists of unsecured trade accounts with customers net of an allowance for credit losses. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2026, September 30, 2025 and September 30, 2024, the Company had allowances for credit losses of $98,000, $92,000 and $27,000 respectively.

Derivatives

The Company enters into over-the-counter (“OTC”) derivative contracts, including options referencing the price of digital assets such as SOL primarily for the purpose of trading, risk management and treasury management of its digital assets. These contracts are accounted for in accordance with ASC 815, “Derivatives and Hedging.” Derivative instruments are recognized on the balance sheet at fair value on the trade date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings within “Derivative gain/(loss).” The Company does not designate any derivative instruments as hedging instruments under ASC 815. The Company does not offset cash collateral paid or received against derivative assets or liabilities.

Written options represent obligations of the Company and are recorded as derivative liabilities and purchased options represent rights of the Company and are recorded as derivative assets. The Company receives or pays an upfront premium at inception, which generally represents the initial fair value of the option unless model-derived fair value indicates otherwise. Derivative instruments are derecognized upon expiration or settlement.

Investments

Cost / Equity Method Investments

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures.” Significant influence is generally presumed to exist when the Company holds 20% or more of the voting interest of an investee, although the determination requires judgment and consideration of all relevant facts and circumstances, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel, and technological dependency. If the Company does not exercise significant influence, it will generally account for investments using the cost method.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss. The Company’s proportionate share of the investee’s earnings or losses is recognized in the condensed consolidated statements of operations on a three-month lag.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized when the decline in fair value below the carrying amount is determined to be other than temporary.

Investments in Marketable Equity Securities

In June 2026, the Company purchased certain marketable equity securities. The Company carries its investments in marketable equity securities at fair value, which is based on quoted prices for the securities, which is categorized within Level 1 of the fair value hierarchy. Marketable securities are categorized as current assets if the Company intends to sell them or otherwise realize their value within twelve months after the reporting date, or as noncurrent assets if the Company intends to hold them for longer than twelve months. The Company evaluates its intent and ability to hold marketable equity securities at each reporting date. Changes in market value are recorded through earnings each reporting period. At June 30, 2026, the Company held the following marketable equity securities:

	Shares	Fair Value
Strategy Series A Perpetual Preferred Stock (“STRF”)	25,000	$2,317,500

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s marketable equity securities and adjustments to fair value at June 30, 2026:

Marketable equity securities at cost	$2,300,164
Cumulative unrealized gain on marketable equity securities	17,336
Marketable equity securities at fair value	$2,317,500

There were no sales of marketable equity securities during the three or nine months ended June 30, 2026.

Treasury Stock

The Company accounts for treasury stock using the cost method. As of June 30, 2026 and September 30, 2025, the Company held 13,316,000 and 0 shares of its common stock in treasury, purchased at a total cost of $69,863,000 and $0, respectively.

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

Recognized revenues that will not be billed until a later date are recorded as contract assets in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $476,000, $1,064,000 and $1,273,000 at June 30, 2026, September 30, 2025 and September 30, 2024, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $505,000, $293,000 and $399,000 at June 30, 2026, September 30, 2025 and September 30, 2024, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Digital assets staking revenue is recognized at a point in time. Design segment revenue is predominantly recognized over time and has similar other economic factors, including, but not limited to, the geographic location and type of customer, payment terms and length of contracts. See Note 6 for disaggregated revenue amounts.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between the financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards (“NOLs”) to the extent that realization of these benefits is more likely than not. At June 30, 2026, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not more likely than not that such deferred tax assets will be realized.

Utilization of NOLs may be subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future, which may limit the amount of NOLs that can be used to offset future taxable income. In addition, NOLs generated in tax years beginning after December 31, 2017 are subject to an annual limitation that restricts their use to 80% of taxable income in any given year. Similar rules may apply under state tax laws. The Company engaged external tax advisors to perform a comprehensive Section 382 study, which was completed in April 2026. The study concluded that an ownership change occurred in connection with the Company’s private placement transaction in September 2025, which limits the amount of NOLs the Company can utilize each year. Our tax provision for the three months ended December 31, 2025 was estimated without the benefit of NOLs, as the Section 382 study had not been completed at the time we filed our financial statements for that period. Following completion of the study, our tax provision for the three months ended March 31, 2026 was estimated with the benefit of those NOLs that could be utilized under the annual Section 382 limitation and the 80% taxable income limitation and included a cumulative adjustment to reflect the NOLs benefit that was not recognized in the first quarter. Our tax provision for the three months ended June 30, 2026 was likewise estimated with the benefit of those NOLs, subject to the annual Section 382 limitation and the 80% taxable income limitation.

Our income tax (benefit)/provision for the three and nine months ended June 30, 2026 was primarily attributable to taxable income for which NOLs were not available to fully offset due to the Section 382 and 80% taxable income limitations described above, as well as changes to our forecasted full year taxable income each quarter. For the three and nine months ended June 30, 2025, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards. Our effective tax rate was 2.5% and 0.0% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate was -0.01% and 0.0% for the nine months ended June 30, 2026 and 2025, respectively.

Fair Value Measurements

ASC 820, “Fair Value Measurements,” establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

For purposes of impairment testing, digital assets outside the scope of ASC 350-60 – wrapped tokens such as fwdSOL, which provide the holder an enforceable right to redeem the underlying digital assets, and ONyc, which provides the holder rights to economic returns on On Re’s reinsurance program with a value of $62,133,000 and $17,426,000, respectively at June 30, 2026, are not measured at fair value, but rather, tested for impairment each reporting period. The value of these digital assets is estimated using inputs that are classified within Level 2 of the fair value hierarchy, as they are based on observable inputs other than quoted prices for identical assets in active markets. During the three and nine months ended June 30, 2026, the Company evaluated its fwdSOL digital assets for impairment and determined that the lowest observable fair value during each of the respective holding periods was approximately $60.35 per token, resulting in impairment charges of $14,600,000 and $132,737,000 for the three and nine months ended June 30, 2026, respectively. During the three and nine months ended June 30, 2026, the Company evaluated its ONyc digital assets for impairment and determined that the lowest observable fair value during each of the respective holding periods was approximately $1.06 per token, resulting in an impairment charge of $622,000 for the three and nine months ended June 30, 2026.

The Company applies ASC 820 in the valuation of its SOL option contracts. The fair value of these derivative instruments reflects the amount that a market participant would require to assume the Company’s obligation as the writer of the option or the amount they would pay to acquire the Company’s rights as the seller of options in an orderly transaction on the measurement date. As the options are European-style and reference the price of SOL, the Company measures fair value using a market-participant option-pricing model that incorporates assumptions consistent with those used in the principal market for SOL-based derivatives.

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

During the three and nine months ended June 30, 2026, the Company entered into option contracts referencing the price of SOL. Implied volatility for these contracts was derived primarily from observable market data for actively traded SOL options and supplemented with market-participant assumptions when quoted maturities or strikes did not align with the Company’s contracts. The Company also evaluated the effect of nonperformance risk, including the impact of collateral pledged, and concluded that nonperformance risk, including the Company’s own credit risk with respect to written options and counterparty credit risk with respect to purchased options, did not materially affect the fair value of its derivative instruments. See Note 12 for more information on derivative contracts.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$256,290,000	$256,290,000	–	–
Digital assets - restricted	1,217,000	1,217,000	–	–
Digital assets pledged as collateral with related party	239,518,000	–	239,518,000	–
Derivative assets	4,926,000	–	–	4,926,000
Marketable equity securities	2,317,500	2,317,500	–	–

Liabilities:
Loans Payable - Digital Assets	12,519,000	12,519,000	–	–
Derivative liabilities	7,344,000	–	–	7,344,000

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,430,486,000	$1,430,486,000	$–	$–

There were no transfers between Level 1, Level 2, or Level 3 during the period.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the three months ended June 30, 2026:

	Fair Value at March 31, 2026	Initial Fair Value of Purchases	Settlements	Net Unrealized Gain/ (Loss)	Fair Value at June 30, 2026

Derivative Assets	$–	$10,089,000	$(2,809,000)	$(2,354,000)	$4,926,000
Derivative Liabilities	–	(8,511,000)	2,211,000	(1,044,000)	$(7,344,000)

The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of June 30, 2026:

Financial Instrument	Significant Unobservable Inputs	Range
Derivative assets and liabilities	Implied volatility	68%-70%

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable that the Company will exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right-of-use assets on the condensed consolidated balance sheets. The current and long-term portions of operating lease liabilities are shown separately as such on the condensed consolidated balance sheets.

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

NOTE 3              DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In March 2025, in connection with the fourth Conversion Agreement (see Note 9), Forward China determined it would not renew the Buying Agency and Supply Agreement (“Sourcing Agreement”), which subsequently expired on May 9, 2025 (see Note 9). Without this agreement, the Company determined it would not continue the OEM segment of the business and committed to a plan to sell the segment. On May 16, 2025, the Company and Forward US entered into a transaction agreement with Forward China, pursuant to which: (i) the Company sold all equity interest in Forward Switzerland and Forward UK and sold certain other net assets related to Forward US’ OEM segment to Forward China to satisfy outstanding payables due to Forward China under the Sourcing Agreement; (ii) the Company and Forward China terminated the Sourcing Agreement and extended the term of the Note Payable (see Note 9) to December 31, 2025; and (iii) the Company paid Forward China $200,000 at closing plus $150,000 on each of July 31, 2025, August 31, 2025 and September 30, 2025. Results of operations for Forward Switzerland and Forward UK were included in the Company’s results of operations through and including May 16, 2025.

The sale of the OEM business was considered a strategic shift that had a significant impact on the Company’s operations and financial results. The assets and liabilities of the OEM segment were classified as assets and liabilities held for sale on the condensed consolidated balance sheets at September 30, 2025. The results of operations for the OEM segment have been classified as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended June 30, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the major classes of the “income from discontinued operations, net of tax” in our condensed consolidated statement of operations for the three and nine months ended June 30, 2025.

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2025	2025

Revenues, net	$845,000	$5,563,000
Cost of sales	660,000	4,445,000
Gross profit	185,000	1,118,000

Sales and marketing expenses	64,000	360,000
General and administrative expenses	(27,000)	49,000
Operating income from discontinued operations	148,000	709,000
Gain on sale of discontinued operations	1,406,000	1,406,000
Income from discontinued operations	$1,554,000	$2,115,000

There were no material amounts of depreciation, amortization or financing cash flow activities in the three or nine months ended June 30, 2025. Investing cash flows related to the discontinued operations for the three and nine months ended June 30, 2025 included $200,000 paid for the sale of the OEM segment. The only significant non-cash activity for the discontinued operations in the three and nine months ended June 30, 2025 was the conversion of accounts payable to Forward China into preferred stock in February and March of 2025 (See Note 9).

NOTE 4             INVESTMENT

During the three months ended June 30, 2026, the Company acquired 126,000 shares of On Re, a private tokenized reinsurance company on the Solana blockchain which is incorporated in England and Wales. The shares acquired represent approximately 9.9% of On Re’s shares on a fully diluted basis and were purchased in a combination of newly issued shares and shares purchased from existing On Re shareholders. An additional $266,000 primary subscription for 18,000 additional shares remains subject to regulatory approval from the Bermuda Monetary Authority. At June 30, 2026, the Company did not have significant influence over On Re and therefore accounted for this investment under the cost method. The investment in On Re was recorded at $1,901,000, representing the cash paid for the shares purchased. The Company will evaluate the accounting for this investment in future periods as needed.

In connection with the Company’s investment in On Re, the Company committed to purchase up to $25.0 million of On Re’s ONyc token, which is built natively and trades exclusively on the Solana blockchain. The Company’s obligation to fund this commitment is subject to the terms and conditions set forth in the applicable investment documentation. If the Company fails to fund this commitment within thirty days of the applicable deadline, the lead co-investors have the right to acquire the Company’s equity stake in On Re at the original purchase price. During the three and nine months ended June 30, 2026, the Company purchased $18,048,000 of On Re’s ONyc token. The Company has evaluated its remaining commitment in the context of its liquidity planning and believes it has adequate resources to fund this obligation, subject to market conditions.

NOTE 5             DIGITAL ASSETS

The following table shows the quantity of tokens, cost basis and carrying value of digital assets held by the Company as of:

	June 30, 2026
	Quantity	Historical Cost	Carrying Value
SOL	3,472,000	$462,735,000	$255,281,000
2Z	20,000,000	1,000,000	1,217,000
other	1,009,000	1,009,000	1,009,000
Digital assets measured at fair value		464,744,000	257,507,000
fwd SOL	951,000	62,133,000	62,133,000
ONyc	16,422,000	17,426,000	17,426,000
Digital assets not measured at fair value		79,559,000	79,559,000
Total Digital Assets		$544,303,000	$337,066,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025
	Quantity	Historical Cost	Carrying Value
SOL	6,854,000	$1,590,521,000	$1,430,486,000

Restricted Digital Assets

The doublezero (“2Z”) tokens are considered restricted digital assets and are subject to certain lockup restrictions through approximately October 2029.

Staked Digital Assets

The Company had staked digital assets, including assets staked on a liquid staking platform, with a carrying value of $314.1 million and $1,430.5 million as of June 30, 2026 and September 30, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods, which are based on network traffic on the Solana blockchain. As of June 30, 2026, the majority of the Company’s staked digital assets on the Solana blockchain could be unbonded within three days. The staking rewards generated from proprietary staking activities for the three and nine months ended June 30, 2026 were $7,345,000 and $34,060,000, respectively.

NOTE 6             SEGMENTS AND CONCENTRATIONS

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

	Digital Assets Segment
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$7,345,000	$–	$34,060,000	$–
Cost of revenues	1,368,000	–	3,584,000	–
Gross profit	5,977,000	–	30,476,000	–
Asset management fees (a)	820,000	–	3,666,000	–
Impairment of digital assets	15,222,000	–	133,359,000	–
Loss on digital assets	49,753,000	–	811,672,000	–
Derivative loss, net	4,561,000	–	4,292,000	–
Interest income	(37,000)	–	(631,000)	–
Loss from continuing operations before income taxes	$(64,342,000)	$–	$(921,882,000)	$–

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Design Segment
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,435,000	$2,495,000	$11,116,000	$10,242,000
Cost of revenues	2,687,000	3,086,000	8,928,000	9,820,000
Depreciation expense (a)	21,000	30,000	39,000	89,000
Gross profit	727,000	(621,000)	2,149,000	333,000
Sales and marketing personnel costs	70,000	108,000	154,000	321,000
Sales promotion and marketing expenses	157,000	32,000	339,000	127,000
General and administrative personnel costs	327,000	450,000	954,000	1,591,000
Occupancy costs	104,000	167,000	439,000	502,000
Amortization expense (a)	–	53,000	–	160,000
Impairment of goodwill and intangible assets	–	–	–	225,000
Interest income	(5,000)	(7,000)	(8,000)	(35,000)
Other segment expenses (b)	116,000	128,000	386,000	469,000
Loss from continuing operations before income taxes	$(42,000)	$(1,552,000)	$(115,000)	$(3,027,000)

(a)	Depreciation expense, amortization expense and asset management fees are not regularly provided to the CODM, however they are components of loss from continuing operations before income taxes and identified as a "specific profit or loss" item and therefore disclosed separately in accordance with the related accounting guidance.
(b)	Other segment expenses include insurance expense, office, software and computer related expenses, bad debt expense, bank and payroll processing fees, and various other general and administrative expenses.

The following table is a reconciliation of segment income/loss from continuing operations before taxes to our condensed consolidated loss from continuing operations before taxes.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Digital asset segment loss from continuing operations before taxes	$(64,342,000)	$–	$(921,882,000)	$–
Design segment loss from continuing operations before taxes	(42,000)	(1,552,000)	(115,000)	(3,027,000)
Corporate and other non-segment expenses	(6,308,000)	(852,000)	(15,615,000)	(2,097,000)
Consolidated loss from continuing operations before taxes	$(70,692,000)	$(2,404,000)	$(937,612,000)	$(5,124,000)

Segment assets are shown in the table below and consist of digital assets, derivative assets and accounts receivable.

	June 30	September 30,
	2026	2025
Digital assets segment	$581,644,000	$1,430,486,000
Design segment	1,917,000	3,380,000
Total segment assets	583,561,000	1,433,866,000
General corporate assets	18,974,000	41,076,000
Total assets	$602,535,000	$1,474,942,000

No customers represented more than 10% of the Company’s consolidated net revenues for the three and nine months ended June 30, 2026. Revenues from two design customers represented 32.4% of the Company’s consolidated net revenues for the three months ended June 30, 2025. Revenues from three design customers represented 42.5% of the Company’s consolidated net revenues for the nine months ended June 30, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from two design segment customers represented 59.1% of the Company’s consolidated accounts receivable at June 30, 2026. Accounts receivable from three design segment customers represented 49.4% of the Company’s consolidated accounts receivable at September 30, 2025.

There was no concentration of revenue or accounts receivable with any customers in our digital assets segment.

NOTE 7             SHAREHOLDERS’ EQUITY

At-the-Market Offering

On September 16, 2025, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM”) with Cantor Fitzgerald & Company (“Cantor”), as principal and/or agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of its common stock, having an aggregate offering price of up to $4 billion. Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated September 16, 2025, with the SEC in connection with the offer and sale of shares under the ATM. We pay Cantor a commission of up to 3% of the gross proceeds from each sale of shares under the ATM. During the three months ended June 30, 2026, we sold 94,000 shares of common stock under the ATM for gross proceeds of $435,000 and incurred fees related to the ATM of $11,000, which have been recorded as a reduction to additional paid-in capital on the condensed consolidated financial statements. During the nine months ended June 30, 2026, we sold 406,000 shares of common stock under the ATM for gross proceeds of $8,084,000 and incurred fees related to the ATM of $202,000, which have been recorded as a reduction to additional paid-in capital on the condensed consolidated financial statements.

Shares Reserved for Future Issuance

At June 30, 2026, the Company had a total of 127,675,836 shares reserved for future issuance as follows: (i) 102,034,846 shares related to the ATM, (ii) 12,264,602 shares related to pre-funded warrants, and (iii) 13,376,388 shares related to other warrants.

Tokenization of Common Stock

In September 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC (“Superstate”) as its co-transfer agent, to give shareholders the ability to tokenize their holdings of the Company’s common stock on the Solana blockchain. Any tokenized shares are recorded and maintained by Superstate and represent the same ownership interests as the corresponding shares of the Company’s common stock. At June 30, 2026, approximately 7,290,000 shares of the Company’s common stock had been tokenized.

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

During the three months ended June 30, 2026, the Company executed open market purchases of 2,561,000 shares at an average cost of $4.62 per share for an aggregate cost of $11,840,000, inclusive of fees, which was recorded as a component of treasury stock. During the nine months ended June 30, 2026, the Company executed open market purchases of 7,152,000 shares at an average cost of $5.94 per share for an aggregate cost of $42,493,000, inclusive of fees, which was recorded as a component of treasury stock. Open market share repurchases were facilitated with Galaxy Securities LLC as broker, a related party (See Note 9).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the open market purchases described above, in March 2026, the Company entered into a privately negotiated repurchase with Multicoin Capital Master Fund, LP (“Multicoin”), an institutional investor and related party (see Note 9), pursuant to which the Company repurchased 6,164,000 shares of its common stock at a price of $4.44 per share for an aggregate cost of $27,370,000.

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

Stock Options

During the nine months ended June 30, 2026, the Company granted options to management to purchase an aggregate of 1,186,606 shares of its common stock at a weighted average exercise price of $10.32 per share. The options vest in quarterly installments over a vesting period ranging from one to four years from the date of grant and expire between 5 and 10 years from the date of the grant. The options have a weighted average grant-date fair value of $2.99 per share and an aggregate grant-date fair value of $3,554,000, which will be recognized, net of forfeitures, ratably over the vesting period.

During the nine months ended June 30, 2026, the Company granted options to non-employee directors to purchase an aggregate of 400,000 shares of its common stock at a weighted average exercise price of $5.02 per share. The options vest in quarterly installments over a period of one year from the date of grant and expire five years from the date of the grant. The options have a weighted average grant-date fair value of $3.06 per share and an aggregate grant-date fair value of $1,223,000, which will be recognized, net of forfeitures, ratably over the vesting period.

In applying the Black-Scholes option pricing model to options granted during fiscal 2026, the Company used the following assumptions:

Expected term (years)	2.6 - 7.0
Expected volatility	81.0% - 101.0%
Risk free interest rate	3.6% - 4.1%
Expected dividends	–

The Company recognized compensation expense for stock option awards of $1,425,000 during the three months ended June 30, 2026, of which $337,000 was recorded as a component of sales and marketing expenses and $1,088,000 was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. The Company recognized compensation expense for stock option awards of $1,980,000 during the nine months ended June 30, 2026, of which $593,000 was recorded as a component of sales and marketing expenses and $1,387,000 was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. The Company recognized compensation expense for stock option awards of $39,000 and $86,000 during the three and nine months ended June 30, 2025, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations.

As of June 30, 2026, there was $2,850,000 total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

During the nine months ended June 30, 2026, the Company granted to certain members of management 950,996 restricted stock units (“RSUs”) that contain only service conditions for vesting. The RSUs have an aggregate grant date fair value of $4,527,000 based on the closing price of the Company’s common stock on the date of grant and vest in quarterly installments over a period of four years. The Company recognized compensation expense for RSUs of $744,000 and $893,000 in the three and nine months ended June 30, 2026, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. There was no expense related to RSU awards in the three or nine months ended June 30, 2025.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, there was $3,634,000 total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.9 years.

Performance Stock Units

During the nine months ended June 30, 2026, the Company granted to certain members of management 1,156,736 restricted stock units that contain both service and performance conditions for vesting (“PSUs”). The PSUs have an aggregate grant date fair value of $5,521,000 based on the closing price of the Company’s common stock on the date of grant. Vesting of the PSUs occurs only if and when certain Company performance measures are achieved. Expense related to PSUs is recognized over the expected period of time to achieve such performance measures only when their achievement is considered probable in accordance with the related accounting guidance. The Company recognized compensation expense for PSUs of $962,000 and $1,071,000 in the three and nine months ended June 30, 2026, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. There was no expense related to PSU awards in the three or nine months ended June 30, 2025.

As of June 30, 2026, there was $980,000 total unrecognized compensation cost related to nonvested PSUs that is expected to be recognized over a weighted average period of 0.3 years.

NOTE 8             LOSS / EARNINGS PER SHARE

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

A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(68,959,000)	$(2,404,000)	$(937,692,000)	$(5,124,000)
Less deemed dividend on Series B Convertible Preferred Stock	–	(10,000)	–	(10,000)
Loss from continuing operations attributable to common shareholders	(68,959,000)	(2,414,000)	(937,692,000)	(5,134,000)
Income from discontinued operations, net of tax	–	1,554,000	–	2,114,000
Net loss attributable to common shareholders	$(68,959,000)	$(860,000)	$(937,692,000)	$(3,020,000)

Denominator:
Weighted average common shares outstanding	86,694,000	1,114,000	93,588,000	1,105,000
Dilutive common share equivalents	–	–	–	–
Weighted average dilutive shares outstanding	86,694,000	1,114,000	93,588,000	1,105,000

Basic (loss) / earnings per share:
Basic loss per share from continuing operations	$(0.80)	$(2.17)	$(10.02)	$(4.65)
Basic earnings per share from discontinued operations	–	1.40	–	1.92
Basic loss per share attributable to common shareholders	$(0.80)	$(0.77)	$(10.02)	$(2.73)

Diluted (loss) / earnings per share:
Diluted loss per share from continuing operations	$(0.80)	$(2.17)	$(10.02)	$(4.65)
Diluted earnings per share from discontinued operations	–	1.40	–	1.92
Diluted loss per share attributable to common shareholders	$(0.80)	$(0.77)	$(10.02)	$(2.73)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings per share for the three and nine months ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Convertible preferred stock	–	879,000	–	879,000
Options and RSUs	2,763,000	169,000	2,763,000	169,000
Warrants	13,495,000	186,000	13,495,000	186,000
Total potentially dilutive shares	16,258,000	1,234,000	16,258,000	1,234,000

NOTE 9             RELATED PARTY TRANSACTIONS

Galaxy Services Agreement

The Company had a services agreement (the “Services Agreement”) with Galaxy Digital LP (“Galaxy”), pursuant to which the Company engaged Galaxy to provide certain operational, financial and human resources services to assist with the inception of its new digital assets treasury business. Galaxy did not provide any (i) tax advice or services, (ii) legal advice or services, or (iii) advice in connection with the Investment Company Act of 1940, as amended, or any related analyses thereto.

As compensation for its services from September 2025 through March 2026, we paid Galaxy fees of approximately $583,000 per month. In March, the Company and Galaxy agreed to extend the Services Agreement through June 10, 2026 and to reduce the monthly fees to $100,000 per month, at which point it expired according to its terms. During the three and nine months ended June 30, 2026, the Company incurred fees of $233,000 and $3,390,000, respectively, under the Services Agreement, which were recorded as a component of general and administrative expenses - related party on the condensed consolidated financial statements. Amounts due to Galaxy under this agreement totaled $133,000 and $389,000 at June 30, 2026 and September 30, 2025, respectively, which were recorded as a component of accounts payable - related party on the condensed consolidated financial statements.

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

As compensation for the Asset Manager’s services, we pay management fees of 0.6% per annum of the value of the Account Assets (as defined in the Asset Management Agreement). In addition, the Asset Manager is authorized to appoint an affiliate to stake some or all of the SOL purchased for, maintained in the account, or otherwise owned or controlled by the Company. Such Asset Manager affiliate will be entitled to mutually agreed upon staking-based fees, subject to certain parameters according to a schedule set forth in the Asset Management Agreement. The Asset Manager is otherwise responsible for all of its overhead costs and the custody fees of any custodian selected by the Asset Manager, and the Company will pay or reimburse the Asset Manager for all reasonable and documented expenses related to the operation of the account.

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

During the three and nine months ended June 30, 2026, the Company incurred fees of $792,000 and $3,557,000, respectively, related to the Asset Management Agreement, which were recorded on the condensed consolidated financial statements as a component of general and administrative expenses - related party. Amounts due to the Asset Manager under this agreement totaled $216,000 and $535,000 at June 30, 2026 and September 30, 2025, respectively, which were recorded as a component of accounts payable - related party on the condensed consolidated financial statements.

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

Digital Assets Receivable

In connection with the operation of its validator, the Company and the Asset Manager share certain staking rewards earned. The Company’s share, which is due from Galaxy, is shown as Digital assets receivable – related party on the condensed consolidated financial statements.

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

In connection with the Loan Agreement, through June 30, 2026, the Company executed Loans in an aggregate amount of $112,500,000, which included the refinancing of a $7,500,000 Loan into a Loan with a shorter maturity. Aggregate borrowings of $105,000,000 remained outstanding at June 30, 2026, and are included in Loans payable – related party on the condensed consolidated balance sheet. At June 30, 2026, these Loans had a weighted average annual interest rate of 2.6% and maturity dates ranging from 7 days to one year, with $87,500,000 of these Loans having evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement. Amounts due to Galaxy for interest under these borrowings totaled $203,000 at June 30, 2026, which were recorded as a component of accounts payable - related party on the condensed consolidated financial statements.

At June 30, 2026, these Loans were secured by approximately 3,144,000 units of the Company’s SOL and/or fwdSOL, which Galaxy LLC had the right to sell, pledge or rehypothecate per the terms of the Loan Agreement. This portion of the Company’s fwdSOL is presented as a component of Digital assets pledged as collateral with related party on the condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2026, the Company executed additional Loans in an aggregate amount of $15,000,000. These additional Loans have an interest rate of 2.5% and evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement.

SOL Option Contracts

During the three and nine months ended June 30, 2026, the Company entered into OTC European-style option contracts referencing the price of SOL, some of which were with Galaxy Trading Mercury LLC, a related party. Under these contracts, the Company acted as the writer or seller of call and put options and received or paid upfront premiums at inception. The contracts were governed by an ISDA Master Agreement and related Credit Support Annex, which required the Company to post collateral to secure its obligations. Additional information regarding derivative instruments is provided in Note 12.

Galaxy Securities LLC Shares Repurchase Agreements

In connection with its share repurchase program (see Note 7) the Company paid $32,000 and $89,000 in fees to Galaxy Securities LLC as its agent during the three and nine months ended June 30, 2026, which were recorded as a component of Treasury Stock.

Multicoin Share Repurchase

In September 2025, in connection with our private placement transaction, Multicoin invested $114,040,000 for 6,164,000 shares of the Company’s common stock. At the time of the private placement transaction, Kyle Samani was a managing director of Multicoin and was appointed to the board of directors of the Company. In March 2026, the Company’s shareholders elected Mr. Samani to the board of directors of the Company. In March 2026, the Company repurchased these 6,164,000 shares from Multicoin for $27,370,000 (See Note 7).

Buying Agency and Supply Agreement

The Company had a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provided that, upon the terms and subject to the conditions set forth therein, Forward China would act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchased products at Forward China’s cost and paid Forward China a monthly service fee for sourcing such products. This sourcing agreement was terminated in May 2025 in connection with the sale of the OEM segment. See Note 3.

In connection with the sale of the OEM segment, effective May 16, 2025, the Company and Terence Wise, who served as the Chief Executive Officer of the Company, the Chairman of the Board of Directors, and a director, entered into a Separation Agreement pursuant to which, Mr. Wise resigned from all of these positions with the Company.

Terence Wise, former Chief Executive Officer and Chairman of the Company, was the owner of Forward China and beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owned more than 5% of the Company’s common stock prior to our September 2025 financing. The Company recorded service fees to Forward China of $39,000 and $331,000 during the three and nine months ended June 30, 2025, which were included as a component of cost of sales upon sales of the related products. Due to the OEM Plan, these costs are now included in income from discontinued operations for the three and nine months ended June 30, 2025. The Company had purchases from Forward China of approximately $480,000 and $4,040,000 during the three and nine months ended June 30, 2025, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In order to preserve the Company’s liquidity, in November 2023, the Company and Forward China entered into an agreement whereby Forward China agreed to limit the amount of outstanding payables it would seek to collect from the Company to $500,000 in any 12-month period, which the Company agreed to pay within 30 days of any such request. This agreement pertained only to payables that were outstanding on October 30, 2023, of approximately $7,365,000. Purchases from Forward China made after October 30, 2023, were not covered by this agreement and were expected to be paid according to normal payment terms. In connection with the sale of the OEM segment in May 2025 (see Note 3), this agreement was terminated and all amounts due there under extinguished.

Accounts Payable Conversion Agreements

In order to maintain compliance with Nasdaq’s listing standards, in Fiscal 2024 and Fiscal 2025, the Company entered into four separate agreements with Forward China (the “Conversion Agreements”), pursuant to which Forward China agreed to convert an aggregate $4,925,000 of amounts due to Forward China into shares of preferred stock. Under the terms of the Conversion Agreements, in Fiscal 2025 and Fiscal 2024, respectively, Forward China agreed to convert $2,725,000 and $2,200,000, respectively, of amounts due to Forward China into 2,725 shares and 2,200 shares, respectively, of the Company’s Series A-1 Convertible Preferred Stock. In August and September of 2025, all 4,925 outstanding shares of the Series A-1 were converted into 656,666 shares of the Company’s common stock.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bore an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $12,000 and $36,000 in the three and nine months ended June 30, 2025, respectively. The Company fully paid off this note in September 2025.

NOTE 10             LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2026, and through the date of this filing, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11             LEASES

The Company’s operating leases are primarily for corporate, engineering, and administrative office space and the related expense is recorded in general and administrative expenses on the condensed consolidated financial statements. Total operating lease expense for the three and nine months ended June 30, 2026 was $90,000 and $396,000, respectively. Total operating lease expense for the three and nine months ended June 30, 2025 was $155,000 and $465,000, respectively. Cash paid for amounts included in operating lease liabilities for the nine months ended June 30, 2026 and 2025, which have been included in cash flows from operating activities, was $464,000 and $452,000, respectively.

In March 2026, the Company renewed the term of its Minnesota lease through June of 2031. Payments under this operating lease commenced July 1, 2026 and escalate 10% per year.  The monthly rent is approximately $13,000 per month.  In April 2026, due to IPS headcount reductions, the Company decided not to exercise the renewal option that was previously considered reasonably probable on one of its New York leases. As a result, the Company reduced its right of use asset and lease liability for this lease by approximately $1,824,000 in April 2026. Remaining rent expense will be reduced ratably in accordance with the related accounting guidance.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 3.5 years and a weighted average discount rate of 7.4%.

At June 30, 2026, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2026	$160,000
Fiscal 2027	368,000
Fiscal 2028	155,000
Fiscal 2029	160,000
Fiscal 2030	166,000
Fiscal 2031	127,000
Total future minimum lease payments	1,136,000
Less imputed interest	(149,000)
Present value of lease liabilities	987,000
Less current portion of lease liabilities	(438,000)
Long-term portion of lease liabilities	$549,000

NOTE 12             DERIVATIVES

During the three and nine months ended June 30, 2026, the Company entered into OTC European-style option contracts referencing the price of SOL. Under these contracts, the Company purchased and sold call and put options and received or paid upfront premiums at inception. The options resulted in the Company obtaining the right to purchase or the obligation to sell a specified quantity of SOL at a fixed strike price on the contract expiration date. The contracts are governed by an ISDA Master Agreement and related Credit Support Annex, which requires the Company to post collateral to secure its obligations.

The Company recognized a net derivative loss of $4,561,000 and $4,292,000, respectively, during the three and nine months ended June 30, 2026, related to SOL option contracts, which is presented as derivative loss, net on the condensed consolidated statement of operations.

The details of the Company’s open derivative positions at June 30, 2026 were as follows:

	Notional Amounts	Derivative Assets	Derivative Liabilities

Digital asset derivatives	$75,534,000	$4,926,000	$7,344,000

Galaxy Trading Mercury LLC, a related party (see Note 9), was the counterparty to option contracts representing $75,534,000 of notional amount on open positions, $4,926,000 of derivative assets and $7,344,000 of derivative liabilities at June 30, 2026, and $4,281,000 and $4,012,000 of the net derivative loss for the three and nine months ended June 30, 2026, respectively. The remaining contracts were entered into with unrelated third-party counterparties. Information regarding the fair value hierarchy classification and valuation of derivative instruments is provided in Note 2.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2026 and September 30, 2025 were as follows:

	June 30,	September 30,
	2026	2025
Accrued commissions/bonuses	$418,000	$21,000
Paid time off	248,000	245,000
Professional fees	188,000	270,000
Other	277,000	88,000
Total	$1,131,000	$624,000

NOTE 14             SUBSEQUENT EVENTS

As of August 3, 2026, the Company’s total SOL and SOL equivalent holdings were approximately 7,807,000, comprised of the following:

•	3,685,000 SOL held as digital assets and 199,000 SOL pledged as collateral;
•	7,000 (8,000 SOL equivalent) fwdSOL held as digital assets and 3,754,000 (3,915,000 SOL equivalent) fwdSOL pledged as collateral.

Additionally, as of August 3, 2026, The Company had approximately:

•	21,851,000 ONyc tokens;
•	$4,500,000 cash;
•	$120,000,000 of outstanding Loans with Galaxy LLC and $3,572,000 of outstanding on-chain debt;
•	73,847,000 shares of common stock outstanding and 103,526,000 shares of common stock outstanding on a fully diluted basis.

NOTE 15             RISKS AND UNCERTAINTIES

The Company is subject to various risks including market risk, liquidity risk and other risks related to its concentration in SOL. Investing in SOL is currently highly speculative and volatile.

The price of SOL has been, and will likely continue to be, highly volatile. The Company’s financial results and the market price of the Company’s common stock could be materially adversely affected if the price of SOL decreases substantially, as it has in the past, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements.

The Company’s historical financial statements do not reflect the potential variability in earnings that it may experience in the future from holding or selling digital assets. Accordingly, volatility in the Company’s earnings may be significantly more than what it experienced in prior periods, and it may be difficult to evaluate the Company’s business and future prospects. The Company also may need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that its digital assets are impaired.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company faces risks relating to the custody of its digital assets. Cybersecurity threats, including hacking, phishing and other malicious attacks, could result in the loss, theft or misappropriation of the Company’s SOL. If the Company or its third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to the Company’s private keys, or if the Company’s private keys are lost or destroyed, or other similar circumstances or events occur, the Company may lose some or all of its digital assets and its financial condition and results of operations could be materially adversely affected.

The Company interacts with smart contracts deployed on the Solana network. Smart contracts are self-executing code that operate without human intervention once deployed and are subject to known risks such as technical vulnerabilities, coding errors, security flaws and exploits. Any vulnerability in a smart contract the Company interacts with could result in the loss or theft of SOL or other digital assets. There is no assurance that the smart contracts the Company integrates with or relies upon will function as intended or remain secure. These vulnerabilities, flaws and potential exploitations could have a materially adverse impact on the Company’s business and financial condition.

The Company uses its digital assets in DeFi applications, which may include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial agreements, which introduce novel risks relating to software code bugs, liquidation risks, and governance risks, and can be subject to failures or exploits. Network congestion or downtime can increase the likelihood of asset loss or liquidation. The volatility of digital assets deployed into DeFi applications may increase the likelihood of liquidation. DeFi applications generally operate on a user-to-protocol basis where a user does not know the identity of other parties. The use of monitoring and forensics software may not prevent the Company from engaging in DeFi protocols that are also used by bad actors or sanctioned persons.

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

The Company’s shareholders have no specific rights to any specific SOL or other digital assets held by the Company. Shareholders own equity interests in the Company, not direct interests in the Company’s digital assets. In the event of the insolvency or bankruptcy of the Company, its assets, including digital assets, would be subject to the claims of creditors, and such assets may be inadequate to satisfy claims by shareholders. Additionally, in a bankruptcy proceeding, there may be disputes regarding the characterization and treatment of digital assets, which could further delay or reduce any potential recovery by shareholders. The legal and regulatory framework for digital assets in bankruptcy proceedings remains uncertain and evolving.

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

Although the SEC’s March 2026 interpretation provides significant clarity regarding the regulatory treatment of SOL and similar digital commodities, it is not federal legislation and uncertainty remains regarding certain aspects of digital asset regulation. A non-security crypto asset may become subject to the federal securities laws if it is offered and sold as part of an investment contract and digital commodities, such as SOL, are subject to federal commodities laws. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken and may take action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”).  The following discussion and analysis compares our condensed consolidated results of operations for the three and nine months ended June 30, 2026 (the “2026 Quarter” and the “2026 Period”, respectively) with those for the three and nine months ended June 30, 2025 (the “2025 Quarter” and the “2025 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Forward-looking statements are based on our current expectations, estimates, projections and assumptions regarding our business, the economy, the regulatory environment for digital assets and other future conditions as of the date of this report. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are beyond our control. Our actual results, performance or achievements may differ materially from those contemplated by the forward-looking statements. We caution you therefore against placing undue reliance on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation: fluctuations in the price of SOL and other digital assets, which have been and may continue to be highly volatile; regulatory developments affecting digital assets, including potential classification of SOL or other crypto assets as securities under federal or state securities laws; risks related to cybersecurity threats, hacking, phishing and other malicious attacks that could result in the loss, theft or misappropriation of our digital assets; risks related to custody arrangements for our digital assets and the potential loss of private keys; smart contract vulnerabilities, coding errors, security flaws and exploits in blockchain protocols we interact with; risks associated with our participation in DeFi protocols, including liquidation risks, governance risks and protocol failures; concentration risk from our significant holdings in SOL and the Solana ecosystem; the rewards and costs associated with staking or validating transactions, which may fluctuate based on network conditions; operational risks related to our validator infrastructure and third-party service providers; risks related to our At-the-Market offering facility and our ability to access capital markets; competition from other digital asset treasury companies; risks related to our share repurchase program and its impact on liquidity; macroeconomic conditions and their impact on digital asset markets; failure to keep our Registration Statement on Form S-3 effective or current; our ability to service our debt; risks related to margin calls, collateral requirements and potential forced liquidation of our digital assets under our loan agreements; risks related to our derivative activities, including written option contracts; our significant reliance on related parties for financing, asset management and other services; the impact of digital asset impairment charges on our results of operations; our ability to satisfy our investment commitments; our ability to liquidate digital assets in amounts and at times necessary to meet our obligations; and other risks and uncertainties described in Item 1A, “Risk Factors” of our 2025 Form 10-K, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, and in our other filings with the SEC. All forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law, including federal securities laws.

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

Under our new treasury policy and strategy, the principal holding in our treasury reserve on the balance sheet will be allocated to digital assets, primarily SOL, fwdSOL (a Liquid Staking Token, or “LST”, developed by the Company in collaboration with Socean Labs Inc., doing business as Sanctum, on the Solana blockchain) and similar assets. We have selected SOL as our primary treasury asset because we believe it is earlier in its lifecycle, operationally superior, has higher yield generation potential and is underexposed as compared to Bitcoin and other digital assets, presenting a unique opportunity for Forward to become the largest Solana asset treasury operator in the industry. Our planned approach involves acquiring SOL, staking our holdings via our own validator, deploying SOL into various DeFi protocols to earn yield, fees or rewards, lending SOL to earn interest, pledging SOL as collateral to borrow other assets and generating revenue through strategic acquisitions, partnerships and deployments within the Solana ecosystem.

Forward also operates an engineering services business, which provides hardware and software product design and engineering services to customers predominantly located in the U.S.

Discontinued Operations

In March 2025, the Company committed to a plan to sell the original equipment manufacturer (“OEM”) distribution segment of the business (“OEM Plan”). In May 2025, the Company completed the sale of this line of business and is presenting its results of operations within discontinued operations in the prior period presented herein. The OEM distribution segment sourced and sold carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs or their contract manufacturers worldwide, that either packaged our products as accessories “in box” together with their branded product offerings or sold them through their retail distribution channels. The Company did not manufacture any of its OEM products and sourced substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), a former related party owned by the Company’s former CEO (see Note 9 to the condensed consolidated financial statements).

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

We have identified the below critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimate and assumption has had or is reasonably likely to have a material effect on the condensed consolidated financial statements. This listing is not a comprehensive list of all our accounting policies. For further information regarding the application of these and other accounting policies, see Note 2 of the consolidated financial statements in our 2025 Form 10-K.

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

Impairment of Digital Assets

We account for some of our digital assets as indefinite-lived intangible assets in accordance with ASC Subtopic 350-30. These digital assets are initially recorded at cost and subsequently measured at cost less any impairment losses. We perform an impairment analysis each reporting period or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the fair value of these digital assets is less than their carrying value at any time during the period. The impaired digital asset is written down to its fair value at the time of impairment, and the impairment loss cannot be reversed in future periods even if fair values subsequently increase.

The determination of fair value requires significant judgment and involves the use of market prices from digital asset exchanges. We consider factors including trading volume, market liquidity, and the reliability of pricing sources when determining fair value. For digital assets which may have limited trading activity, we may use alternative valuation methods including discounted cash flow analysis or other market-based approaches. Changes in market conditions, trading volumes, or the availability of reliable pricing information could materially affect our impairment assessments and results of operations.

Fair Value of Derivatives

We account for our derivative contracts in accordance with ASC 815, which requires our derivative assets and liabilities to be measured and reported at their estimated fair values each reporting period. We estimate the fair value using valuation models that incorporate various assumptions, some of which are derived from active markets and others which are estimated when active market data is not available or sufficient. As a result, the estimated fair value of our derivative contracts includes significant unobservable inputs. The reported fair value estimates of our derivative assets and liabilities could vary materially if different unobservable inputs or other assumptions were used.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

2026 Quarter Highlights

•	Revenues increased more than four times to $10.8 million in the 2026 Quarter compared to $2.5 million in the 2025 Quarter, largely driven by our new digital asset treasury strategy.

•	Gross margin increased significantly, from a negative 24.9% in the 2025 Quarter to 62.2% in the 2026 Quarter, driven by the high margin staking revenue generated by our digital asset treasury strategy.

•	We secured $65 million of additional debt financing through Galaxy Digital LLC; the outstanding borrowings at June 30, 2026 having a weighted average interest rate of 2.6% per year, providing access to capital at a cost that is advantageous relative to other companies in our business.

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter. Dollar amounts and percentages have been rounded to approximate values.

	Consolidated Results of Operations
	2026 Quarter	2025 Quarter	Change ($)	Change (%)
Revenues, net	$10,780,000	$2,495,000	$8,285,000	332.1%
Cost of sales	4,076,000	3,116,000	960,000	30.8%
Gross profit	6,704,000	(621,000)	7,325,000	(1179.5%	)
Sales and marketing expenses	639,000	140,000	499,000	356.4%
General and administrative expenses	6,793,000	1,799,000	4,994,000	277.6%
Loss on digital assets	49,753,000	–	49,753,000	–
Impairment of digital assets	15,222,000	–	15,222,000	–
Derivative loss, net	4,561,000	–	4,561,000	–
Operating loss	(70,264,000)	(2,560,000)	(67,704,000)	2644.7%
Interest income, net	(72,000)	(7,000)	(65,000)	928.6%
Interest expense, net	516,000	12,000	504,000	4200.0%
Gain on change in fair value of marketable equity securities	(17,000)	–	(17,000)	–
Gain on change in fair value of warrant liability	–	(160,000)	160,000	(100.0%	)
Other expense, net	–	(1,000)	1,000	(100.0%	)
Benefit from income taxes	(1,732,000)	–	(1,732,000)	–
Loss from continuing operations	$(68,959,000)	$(2,404,000)	$(66,555,000)	2768.5%

The discussion that follows below provides further details about our results from continuing operations for the 2026 Quarter as compared to the 2025 Quarter.

The increase in net revenues from the 2025 Quarter to the 2026 Quarter resulted from $7,345,000 in staking and other related revenue generated by our digital assets segment and $940,000 increase in design segment revenue, primarily attributable to the net increase in volume of work and projects with existing and new customers.

Our gross profit increased and gross margin increased from a negative 24.9% in the 2025 Quarter to 62.2% in the 2026 Quarter. The increase in both gross profit and gross margin resulted from the high margin staking revenue generated by our digital assets segment, which generated gross profit of $5,977,000 and gross margin of 81.4%. In the design segment, gross profit increased $1,348,000 and gross margin increased from a negative 24.9% in the 2025 Quarter to 21.2% in the 2026 Quarter driven by improved utilization and cost cutting measures implemented in January and June of 2025.

Corporate sales and marketing expenses increased $412,000 primarily due to personnel costs, including $337,000 of non-cash share-based compensation expense, related to our new digital asset treasury strategy. Design sales and marketing expense increased $87,000 due to higher marketing spend.

Digital assets general and administrative expenses include $820,000 of asset management and related fees. Corporate general and administrative expenses increased $4,425,000 primarily due to a $2,755,000 increase in non-cash share-based compensation expense for management and directors, higher personnel costs associated with hiring personnel necessary to execute our new digital assets treasury strategy, and higher insurance premiums. Design segment general and administrative expenses decreased $251,000 primarily due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

The loss on digital assets in the 2026 Quarter of $49,753,000 was driven by the reduction in the fair value of our digital assets resulting from the decline in the market value of SOL. The impairment charge of $15,222,000 relates to our holdings of fwdSOL, which is also driven by the decline in market value of SOL, and ONyc. These amounts reflect the volatility inherent in digital asset holdings and the Company’s accounting policy that does not permit the reversal of impairment losses even if fair values subsequently increase. The net derivative loss is the net impact of written and purchased SOL option contracts during the 2026 Quarter. The increase in interest expense, net is primarily due to cash borrowings from Galaxy Digital LLC and was partially offset by higher interest income from digital asset lending and higher cash balances during the 2026 Quarter compared to the 2025 Quarter.

The income tax benefit in the 2026 Quarter resulted from changes to our forecasted full year taxable income in the 2026 Quarter. In the 2025 Quarter, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards.

Consolidated basic and diluted loss per share from continuing operations were $0.80 and $2.17 for the 2026 Quarter and the 2025 Quarter, respectively.

2026 Period Highlights

•	Revenues increased more than four times to $45.2 million in the 2026 Period compared to $10.2 million in the 2025 Period, largely driven by our new digital asset treasury strategy.

•	Gross margin increased significantly from 3.3% in the 2025 Period to 72.2% in the 2026 Period, driven by the high margin staking revenue generated by our digital asset treasury strategy.

•	We secured $105 million in debt financing through Galaxy Digital LLC; the outstanding borrowings at June 30, 2026 having a weighted average interest rate of 2.6% per year, providing access to capital at a cost that is advantageous relative to other companies in our business.

Consolidated Results

The table below summarizes our consolidated results from continuing operations for the 2026 Period as compared to the 2025 Period. Dollar amounts and percentages have been rounded to approximate values.

	Consolidated Results of Operations
	2026 Period	2025 Period	Change ($)	Change (%)
Revenues, net	$45,176,000	$10,242,000	$34,934,000	341.1%
Cost of sales	12,551,000	9,909,000	2,642,000	26.7%
Gross profit	32,625,000	333,000	32,292,000	9697.3%
Sales and marketing expenses	1,744,000	448,000	1,296,000	289.3%
General and administrative expenses	19,551,000	4,940,000	14,611,000	295.8%
Loss on digital assets	811,672,000	–	811,672,000	–
Impairment of digital assets	133,359,000	–	133,359,000	–
Derivative loss, net	4,292,000	–	4,292,000	–
Goodwill impairment	–	225,000	(225,000)	(100.0%	)
Operating loss	(937,993,000)	(5,280,000)	(932,713,000)	17665.0%
Interest income, net	(940,000)	(36,000)	(904,000)	2511.1%
Interest expense, net	576,000	36,000	540,000	1500.0%
Gain on change in fair value of marketable equity securities	(17,000)	–	(17,000)	0.0%
Gain on change in fair value of warrant liability	–	(160,000)	160,000	(100.0%	)
Other expense, net	–	4,000	(4,000)	(100.0%	)
Provision for income taxes	80,000	–	80,000	–
Loss from continuing operations	$(937,692,000)	$(5,124,000)	$(932,568,000)	18200.0%

The discussion that follows below provides further details about our results from continuing operations for the 2026 Period as compared to the 2025 Period.

The increase in net revenues from the 2025 Period to the 2026 Period resulted from $34,060,000 in staking and other related revenue generated by our digital assets segment and an $874,000 increase in design segment revenue, primarily attributable to the net increase in volume of work and projects with customers.

Our gross profit increased and gross margin increased from 3.3% in the 2025 Period to 72.2% in the 2026 Period. The increase in both gross profit and gross margin resulted from the high margin staking revenue generated by our digital assets segment, which generated gross profit of $30,476,000 and gross margin of 89.5%. In the design segment, gross profit increased $1,816,000 and gross margin increased from 3.3% in the 2025 Period to 19.3% in the 2026 Period driven by improved utilization and cost cutting measures implemented in January and June of 2025.

Sales and marketing expenses increased due to a $1,251,000 increase in outside marketing spend and marketing personnel costs related to our new digital asset treasury strategy, including $593,000 of non-cash share-based compensation expense, coupled with a $45,000 increase in design segment marketing spend.

Digital assets general and administrative expenses include $3,666,000 of asset management and related fees. Corporate general and administrative expenses increased $11,889,000 due to higher professional fees related to our services agreement with Galaxy, an increase of $3,266,000 in non-cash share-based compensation for management and directors, higher personnel costs associated with hiring personnel necessary to execute our new digital assets treasury strategy and higher insurance premiums. Design segment general and administrative expenses decreased $943,000 primarily due to lower personnel costs related to staff reductions and other cost-cutting measures in response to the decline in revenues. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

During the 2025 Period, the Company recorded a design segment goodwill impairment charge of $225,000 related to the IPS reporting unit. This impairment charge resulted from recurring impairment testing and was driven by a reduction in expected future performance of the reporting unit.

The loss on digital assets in the 2026 Period of $811,672,000 was driven by the reduction in the fair value of our digital assets resulting from the decline in the market value of SOL. The impairment charge of $133,359,000 relates to our holdings of fwdSOL, which is also driven by the decline in market value of SOL, and ONyc. These amounts reflect the volatility inherent in digital asset holdings and the Company’s accounting policy that does not permit the reversal of impairment losses even if fair values subsequently increase. The net derivative loss is the net impact of written and purchased SOL option contracts during the 2026 Period. The change in interest income/(expense), net is due to higher interest income from digital asset lending and higher cash balances during the 2026 Period compared to the 2025 Period and was offset by an increase in interest expense related to borrowing from Galaxy Digital LLC.

The income tax provision in the 2026 Period resulted from taxable income generated for which NOLs may not be available to offset due to certain IRS limitations. For the 2025 Period, we reported no income tax provision or benefit due to the existence of significant net operating loss carryforwards.

Consolidated basic and diluted loss per share from continuing operations were $10.02 and $4.65 for the 2026 Period and the 2025 Period, respectively.

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

At August 3, 2026, our cash balance was approximately $4,500,000. At June 30, 2026, we had negative working capital of approximately $105,655,000. The Company believes this negative working capital position does not raise substantial doubt about its ability to continue as a going concern because of our significant digital asset holdings, access to our ATM facility, and our ability to liquidate digital assets as needed to meet our obligations.

During Fiscal 2026, the Company repurchased 13,316,000 shares at an aggregate cost of $69,863,000, inclusive of fees.

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

In connection with the Loan Agreement, the Company executed separate Loans, of which $120,000,000 remains outstanding as of August 3, 2026. These Loans have a weighted average interest rate of 2.6% and maturity dates ranging from 7 days to 1 year, with $102,500,000 of these Loans having evergreen provisions allowing them to remain outstanding until repayment is requested by Galaxy LLC per the terms of the Loan Agreement. The Loans are secured by the Company’s SOL and/or fwdSOL, which Galaxy LLC has the right to sell, pledge or rehypothecate per the terms of the Loan Agreement.

In Fiscal 2026, the Company invested approximately $1,901,000, through a combination of primary and secondary share purchases, as part of a $5.0 million equity round at a $25.0 million post-money valuation in On Re Ltd (“On Re”), a private tokenized reinsurance company on the Solana blockchain which is incorporated in England and Wales. An additional $266,000 of the investment remains subject to regulatory approval from the Bermuda Monetary Authority. In connection with the investment, the Company also committed to purchase up to $25.0 million of the ONyc token, which is built natively on and trades exclusively on the Solana blockchain, and which is expected to meaningfully expand On Re’s reinsurance underwriting capacity. As of August 3, 2026, the Company has invested approximately $20.6 million of the committed $25 million.

If we have the opportunity to make other strategic acquisitions or investments in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity.

Cash Flows

During the 2026 Period and 2025 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Period, cash used in operating activities of $16,079,000 resulted from a net loss of $937,692,000 non-cash net digital asset revenue of $31,107,000, and an increase in prepaid expenses and other current assets of $1,028,000, partially offset by the loss on digital assets of $811,672,000 the digital asset impairment charge of $133,359,000, other non-cash charges of $8,294,000 and the net change in other operating assets and liabilities of $423,000.

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

Investing Activities

Cash used in investing activities in the 2026 Period consisted of purchases of digital assets of $386,292,000, purchase of marketable equity securities of $2,300,000, purchase of investment of $1,901,000, premiums paid on derivatives, net of $1,208,000, and purchases of property and equipment of $3,000, offset by proceeds from the sale of digital assets of $337,990,000.

Cash used in investing activities in the 2025 Period resulted from payments for the sale of the OEM segment of $200,000 and purchases of property and equipment of $26,000.

Financing Activities

Cash provided by financing activities in the 2026 Period consisted of net proceeds from loans payable – related party of $105,000,000, net proceeds from the ATM of $7,882,000 and proceeds from stock options exercised of $45,000, partially offset by share repurchases of $69,863,000, fees associated with financing activities of $230,000 and deferred financing costs associated with our ATM of $243,000.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2026, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2025 Form 10-K for the fiscal year ended September 30, 2025 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. The risk factors disclosed in those filings constitute important cautionary statements and qualifications with respect to the forward-looking statements and other representations contained in this Quarterly Report on Form 10-Q. While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practicable under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the 2025 Form 10-K for the fiscal year ended September 30, 2025 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We have entered into, and may in the future enter into, derivative contracts referencing the price of SOL, and losses on these instruments could be substantial, difficult to predict, and could adversely affect our results of operations, financial condition, and the trading price of our common stock.

As part of our digital asset treasury strategy, we have entered into option contracts referencing the price of SOL, including European-style options that obligate us to deliver SOL, accept delivery of SOL, or make a cash settlement payment upon exercise or expiration. We have entered into these instruments with the intent of generating premium income on our existing SOL holdings and otherwise managing our treasury position, and we expect to continue to use SOL-referenced options and may in the future use other SOL-referenced derivatives, including futures, forwards, and swaps, as part of our overall strategy of buying, holding, staking, trading, and investing in SOL and SOL-related digital assets. We recognized net derivative losses of $4,561,000 million and $4,292,000 million for the three and nine months ended June 30, 2026, respectively.

As a party to derivative option contracts, our potential loss is not limited to the premium we pay or receive and, depending on the structure of the instrument, may be substantial. If the price of SOL moves significantly beyond the applicable strike price prior to expiration, we may be required to deliver SOL at a price below its then-current market value, purchase or accept delivery of SOL at a price above its then-current market value, or make a cash settlement payment that materially exceeds the premium we received for writing the contract. SOL has historically experienced significant price volatility, and this volatility increases both the likelihood that our option contracts will be exercised against us and the potential magnitude of any resulting loss.

Our SOL-referenced derivatives are transacted over-the-counter with a limited number of counterparties willing to trade instruments referencing SOL, which exposes us to the risk that a counterparty fails to perform its obligations to us, particularly during periods of market stress when counterparty credit quality and our own liquidity may be under the greatest strain. As of June 30, 2026, a significant portion of our open derivative positions were with Galaxy Trading Mercury LLC, a related party. The market for SOL derivatives may also lack the depth and liquidity of markets for more established asset classes, which could limit our ability to close out, unwind, or roll existing positions on favorable terms, or at all, when we determine it is in our interest to do so. Additionally, our derivative contracts require us to post collateral, including pledging our digital assets, which reduces the liquidity of those assets and could result in margin calls requiring additional collateral during periods of adverse price movements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2026, that were not previously disclosed in a Current Report on Form 8-K.

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

During the three months ended June 30, 2026, the Company executed open market purchases of 2,561,000 shares at an average cost of $4.62 per share for an aggregate cost of $11,840,000, inclusive of fees, which was recorded as a component of treasury stock. During the nine months ended June 30, 2026, the Company executed open market purchases of 7,152,000 shares at an average cost of $5.94 per share for an aggregate cost of $42,493,000, inclusive of fees, which was recorded as a component of treasury stock.

In addition to the open market purchases described above, in March 2026, the Company entered into a privately negotiated transaction with an institutional investor and related party pursuant to which the Company repurchased 6,164,324 shares of its common stock at a price of $4.44 per share for an aggregate cost of $27,370,000.

As of June 30, 2026, approximately $930.1 million remained available for future purchases under the share repurchase program.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended June 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Weighted average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	1,634,918	$4.53	1,634,918	$934,573,597
May 1, 2026 through May 31, 2026	926,458	4.79	926,458	930,137,464
June 1, 2026 through June 30, 2026	–	–	–	–
Total	2,561,376		2,561,376

(1) The weighted average price paid per share includes broker commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

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

Dated:  August 12, 2026

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

